Form 10QSB
period 2000-12-31
CROWN INTERNATIONAL INC/FL
filed 2001-02-14
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2000

                             Commission File Number
                                    0-31915


                          CROWN INTERNATIONAL, INC./FL
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          FLORIDA                                     65-0716874
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)

80 Richmond St. West, Suite 1604
Toronto, Ontario Canada                                 M5H 2A4
--------------------------------                  ------------------
(Address of principal executive offices)                Zip Code


                    Issuer's telephone number: (416)866-8213


                      Applicable Only To Corporate Issuers

       As of February 1st, 2001 the issuer had 2,903,900 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format  (Check one):  Yes (  )  No ( x )

                                     INDEX                                  PAGE


PART I.   FINANCIAL INFORMATION                                                3

          Item 1.     Financial Statements                                     3

                      Condensed Balance Sheet                                  4
                      December 31, 2000

                      Condensed Statement of Operations
                      Nine Months Ended December 31,2000                       5

                      Condensed Cash Flows
                      Nine Months Ended December 31, 2000                  6 & 7

                      Notes to Financial Statements                        8 & 9

          Item 2.     Plan of Operation                                        3



PART 2.   OTHER INFORMATION                                                   10

          Items 1. to 5.                                                      10

          Item 6.     Exhibits and Report on Form 8-K                         10


SIGNATURES                                                                    10

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

Attached unaudited financial statments for Crown International Inc./FL, for the period ending December 31, 2000 are submitted in compliance with item 310 (b) of Regulation SB.

Item 2.  Plan of Operation

The plan of operation from the Corporations' point of view is summarized as follows:

1. & 2. The Company's plan remains the same as set forth in the 10 - SB filing. Presently the Company has linked 4 Boxes at its office in downtown Toronto, Studio Partner in midtown Toronto and residence Lab of its Chief scientist in uptown Toronto Ontario, and a Lab in Guelph, Ontario at the residence of another of the Company's Scientists. Three different transmission lines using different speeds and capacities are involved. In addition, the Company has recently added another studio in Toronto , which facility utilizes a wide range of transmission lines including fiber optic.

Daily, using typical industry content, the software is tested for stability and dependability. Features of the Box are frozen. In March , 2001 , the Company plans to market the Box, initially to the Studio Partner'contacts, then to the Company's contacts and finally to the marketplace at large.

Anticipated rental income from the Master Box is $2,000.00 monthly and from the Client Box $500.00 monthly. After an initial ramp-up period of up to 6 months ,the Company expects during the next 6 month period to rent 2 Master /Client Box combinations (1 Master and 9 Client )per week. Over this second 6 month period the monthly revenue is anticipated to average $182,000.00 , resulting in gross revenue for this six month period of $1,092,000.00 .

During the second 6 month period operating costs are anticipated to average $50,000.00 monthly and rental costs to average $65,000.00 monthly. The Company plans to fund the rental of the Boxes by developing a relationship with a Financial third party, presently Vernon Technology, that would fund the servers and share in the rental revenue stream and whose Corporate structure would provide Administrative support as part of their contribution.

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc. , an Ontario, Canada Corporation owned by Lorna Irwin , spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 6 month period from Shareholder advances, and for the following 6 month period with a private placement for at least $300,000 pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

Further, the Company plans to raise $2,000,000 under Rule 506 for the purposes of adapting its technology to other uses and sectors and for the marketing thereof and to fund further Research and Development for its technologies and applications, all of which are optional.

(a) In the opinion of Management, that in the event that the Company is not able to raise all or part of the anticipated $2,000,000, the Company will defer future Research and Development expenditures and delay non critical expenditures. In the opinion of Management such actions, should they become necessary will not interfere with the day to day operations of the Company.

(b) The Company's priority is the rental of the Boxes which are not dependent upon the $2,000,000 placement. The Company has the ability to fund operations for twelve months due to minimum expenditures of administrative and operating costs regardless of the funding it intends to obtain from the private placements.

3. The Company does not expect to purchase or sell a plant or significant equipment.

4.   The Company expects no significant changes in the number of employees.

                            CROWN INTERNATIONAL, INC.
                         ( A Development Stage Company )
                            CONDENSED BALANCE SHEET
                                DECEMBER 31,2000
                                  (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT  ASSETS
Cash                                                               $     5,637

OFFICE AND COMPUTER EQUIPMENT - net of                                  15,601
 accumulated  depreciation  of  $4,599

INTELLECTUAL PROPERTY                                                1,106,796
                                                                   ------------

TOTAL ASSETS                                                       $ 1,128,034
                                                                   ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       -------------------------------------

CURRENT LIABILITIES
Shareholder's advances                                             $    34,200

Due to related party                                                   229,377
                                                                   ------------

TOTAL CURRENT  LIABILITIES                                             263,577
                                                                   ------------


STOCKHOLDERS'  EQUITY
Common  stock,  $.001  par  value  ,  50,000,000
Shares  authorized, 2,903,900 shares issued
and  outstanding                                                         2,904

Additional  paid - in capital                                          868,736

Deficit accumulated during the
development  stage                                                      (7,183)
                                                                   ------------

TOTAL STOCKHOLDERS' EQUITY                                             864,457
                                                                   ------------

TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,128,034
                                                                   ============

                 READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CROWN INTERNATIONAL, INC.
                         ( A Development Stage Company )
                       CONDENSED STATEMENTS OF OPERATIONS
                    NINE MONTH PERIOD ENDED DECEMBER 31,2000
                                       AND

       PERIOD FROM DECEMBER 6,1996 ( INCEPTION ) THROUGH DECEMBER 31,2000

                                   (UNAUDITED)


                       Nine Month Period             December 6, 1996
                    Ended December 31, 2000            (Inception)
                                                  To December 31, 2000

REVENUES                 $        -                     $        -

EXPENSES
General  and
Administrative                5,913                          7,183
                         -----------                    -----------


NET  (  LOSS  )          $   (5,913)                    $   (7,183)
                         ===========                    ===========
(  LOSS  )  PER          $        -                     $       -
SHARE                    ===========                    ===========

WEIGHTED  AVERAGE         2,903,900                      1,906,740
NUMBER  OF               ===========                    ===========
SHARES  OUTSTANDING

                 READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CROWN INTERNATIONAL, INC.
                         ( A Development Stage Company )
                        CONDENSED STATEMENTS OF CASH FLOW
                    NINE MONTH PERIOD ENDING DECEMBER 31,2000
                                       AND
        PERIOD FROM DECEMBER 6,1996 (INCEPTION) THROUGH DECEMBER 31,2000
                                   (UNAUDITED)



                                  Nine month Period          December 6, 1996
                                Ended December 31,2000        ( Inception )
                                                           To December 31,2000


CASH  FLOWS  FROM OPERATING
ACTIVITIES:
   NET (LOSS)                            $  (5,913)             $  (7,183)
                                         ----------             ----------

CASH  FLOWS  FROM FINANCING
ACTIVITIES:
  Shareholder's advances                    34,200                 34,200
  Advances  from  related party            229,377                229,377
  Proceeds from issuance of
  common stock                                  -                   1,440
                                         ----------             ----------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                 263,577                265,017
                                         ----------             ----------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Expenditures in intellectual
  property                                (252,197)              (252,197)
                                         ----------             ----------

NET INCREASE IN CASH                         5,467                  5,637

CASH  -  BEGINNING                             170                      -
                                         ----------             ----------

CASH  -  ENDING                          $   5,637              $   5,637
                                         ==========             ==========

                 READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CROWN INTERNATIONAL, INC.
                         ( A Development Stage Company )
                        CONDENSED STATEMENTS OF CASH FLOW
                    NINE MONTH PERIOD ENDING DECEMBER 31,2000
                                       AND
        PERIOD FROM DECEMBER 6,1996 (INCEPTION) THROUGH DECEMBER 31,2000
                                   (UNAUDITED)


                            Nine month Period      December 6, 1996
                         Ended December 31,2000     ( Inception )
                                                  To December 31,2000


SUPPLEMENTAL  DISCLOSURE
OF  NONCASH  INVESTING
AND  FINANCING  ACTIVITIES

Common  stock  issued  in
Aquisition  Of  office
and  computer  equipment
And  intellectual  property.             -             $870,200
                                     ======            ========

                 READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CROWN INTERNATIONAL, INC.
                         ( A DEVELOPMENT STAGE COMPANY )
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2000



NOTE  1.  ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida, and has a fiscal year ending March 31 Initially, the Company was engaged in the acquisition and renovation of foreclosed residential homes for resale. The Company is now focusing on further developing and marketing its acquisition of intellectual property referred to in
Note 3. The Company's headquarters is in Toronto, Ontario, Canada. Since inception, no operations have commenced.


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          BASIS OF PRESENTATION
          ---------------------

          The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Form 10-SB as filed with the SEC.


          (  LOSS  )  PER  SHARE
          ----------------------

          ( Loss ) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.


          USE  OF  ESTIMATES
          ------------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE  3.  INTELLECTUAL  PROPERTY
          ----------------------

          Intellectual property consists of those intangible assets relating to the integration, assembly and architecture of hardware and software technologies to enable fully scalable internet, intranet and extranet high speed, high capacity and high resolution transmission of audio, video and data. Intellectual property includes all costs incurred in the application development stage. No amortization has been recorded as these assets have not yet been fully developed and/or marketed.


NOTE  4.  SHAREHOLDERS  ADVANCES
          ----------------------

          The shareholder advances are monies advanced by a Canadian Corporation whom is a majority shareholder of the Company. The advances are non-interest bearing and have no fixed term for repayment.


NOTE  5.  AMOUNTS DUE TO RELATED PARTY
          ----------------------------

          The Company has been advanced monies from a Canadian Corporation. The Canadian Corporation is wholly owned by the spouse of one of the Company's Director's and also controls the Canadian corporation referred to in Note 4. The advances are non-interest bearing and have no fixed term for repayment.


NOTE  6.  CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On November 5, 1999 2,000,000 common shares were issued in acquisition of office and computer equipment and intellectual property valued at $870,200.00. As of December 31st, 2000 2,903,900 common shares were issued and outstanding .

PART II - OTHER INFORMATION


Items 1. to 5  Not required



Item 6.        Exhibits

               (a)   Exhibits

                     As previously included in the Company's Form 10-SB as filed with the SEC specifically noted under PART III,
                     ITEM 1., INDEX TO EXHIBITS being:

                     -     Exhibit number l, Page E-1, Bill of Sale
                     - Exhibit number 3.1, Page E-5, Articles of Incorporation of Crown International, Inc.
                     - Exhibit number 3.2, Page E-10, Bylaws of Crown International, Inc.

               (b)   Reports on Form 8-K
                     - none


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CROWN INTERNATIONAL, INC./FL
                                     (Registrant)

Date: February 14, 2001

                                      By:  /s/  Alan Irwin
                                      ----------------------------
                                      Alan Irwin
                                      Director