Form 10QSB/A
period 2000-12-31
CROWN INTERNATIONAL INC/FL
filed 2001-06-22
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                FORM 10-QSB / A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2000

                             Commission File Number
                                    0-31915


                          CROWN INTERNATIONAL, INC./FL
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


               FLORIDA                                  65-0716874
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

80 Richmond St. West, Suite 1604
Toronto,  Ontario  Canada                                  M5H  2A4
--------------------------------                      ------------------
(Address of principal executive offices)                   Zip  Code


                    Issuer's telephone number: (416)866-8213



                      Applicable Only To Corporate Issuers

As  of  February  1st,  2001  the  issuer  had  2,903,900  shares  of  $.001 par  value  common  stock  outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes (   )  No ( x )

INDEX                                                              PAGE


PART  I.     FINANCIAL  INFORMATION                                3

          Item  1.     Financial  Statements                       3

                       Condensed  Balance  Sheet                   5
                       December  31,  2000

                       Condensed  Statement  of  Operations
                       Three  Months  Ended  December  31,2000     6

                       Condensed  Cash  Flows
                       Nine Months Ended December 31, 2000         7  & 8

                       Notes  to  Financial  Statements         9, 10 & 11

          Item  2.     Plan  of  Operation                         3



PART  2.     OTHER  INFORMATION                                    11

          Items  1.  to  5.                                        11

          Item  6.  Exhibits  and  Report  on  Form 8-K            11


SIGNATURES                                                         12

PART  I      FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending December 31, 2000 are submitted in compliance with item  310  (b)  of  Regulation  SB.

     Item  2.  PLAN  OF  OPERATION
               -------------------

     Presently the Company has linked 4 of its Boxes in the Toronto, Canada area. One Box each at the following locations: Its Office in Downtown Toronto, Studio Partner in Midtown Toronto, its lab in the residence of its Chief Scientist in Toronto, its lab in the residence of another scientist west of Toronto. Three different transmission lines using different speeds and capacities are involved. In addition, the Company will be installing its Box in another studio in Downtown Toronto and into an Internet Service Provider's facility in Toronto that utilizes a wide range of transmission lines including fiber optic , before the end of January , 2001 .

      Daily, using typical industry content, the software is tested for stability and dependability. Features of the Box are frozen. In March, 2001, the Company plans to market the Box, initially to the Studio Partner's contacts, then to the Company's contact and finally to the marketplace at large.

      USA DATA.COM advises the Company that there are approximately 16,000 video and film production services in the United States. STUDIOFINDER.COM states there are over 5,350 recording studios in their search engine. Assuming a minimum marketplace of 5,000 production facilities, not to mention advertising agencies and their clients, the Company is targeting 20% of that marketplace or 1,000 facilities. Facilities included in a production could include Advertising Agencies, Sound and Video Facilities, various locations of the Client, editing and postproduction facilities, animation and graphics facilities and the site of the Director. There would be one Master Box for each project and an average of approximately 9 Client Boxes for various other participants and locations.

     From input received from the Company's industry participants as noted herein, the Company has estimated the average number of facilities involved in a Project.

     The monthly rental income was established in consultation with Vault Studios, Toronto. The Company's objective is that the rental amount will be less than a production facilities current, variable expenditures on courier, travel and personnel costs associated with production delays caused by the use of travel and couriers.

      In the opinion of Management of the Company, anticipated rental income from the Master Box is $2,000.00 monthly and from the Client Box $500.00 monthly. After an initial ramp-up period of up to 6 months, the Company expects during the next six month period to rent 2 Master /Client Box combinations (1 Master & 9 Client) per week. Over this second six month period the monthly revenue is anticipated to average $182,000.00. Resulting in gross revenue for this six month period of $1,092,000.00.

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

     (a) In the opinion of Management of the Company , in the event that the Company is not able to raise all or part of the anticipated
          $2,000,000, the Company will defer future Research and Development expenditures and delay non critical expenditures. In the opinion of Management of the Company Such actions, should they become necessary will not interfere with the day to day operations of the Company.


     (b) The Company's priority is the rental of the Boxes , which are not dependent upon the $2,000,000 placement. In the opinion of Management of the Company , it has the ability to fund operations for twelve months due to minimum expenditures of administrative and operating costs regardless of the funding it intends to obtain from the private placements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)



                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                           $     5,637

OFFICE AND COMPUTER EQUIPMENT-net of
 accumulated depreciation of $4,599                  15,601
                                                ------------

TOTAL ASSETS                                    $    21,238
                                                ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

CURRENT LIABILITIES
 Shareholder advances                           $    34,200
 Due to related company                             229,377
                                                ------------

      Total Current Liabilities                     263,577
                                                ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,903,900 shares
  issued and outstanding                              2,904
 Additional paid-in capital                         868,736
 Deficit accumulated during the development
  Stage                                          (1,113,979)
                                                ------------

      Total Stockholders' Equity (Deficit)         (242,339)
                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $    21,238
                                                ============

                Read accompanying Notes to Financial Statements.

                                        CROWN INTERNATIONAL, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                                         Period  from
                                     Three  Months  Ended      Nine  Months  Ended     December  6, 1996
                                         December  31,             December  31,        (Inception)  to
                                       2000         1999        2000         1999      December 31, 2000
                                    -----------  ----------  -----------  ----------  ------------------
REVENUES                            $        -   $        -  $        -   $        -  $               -

EXPENSES
 General and administrative              1,644            -       5,913            -              7,183
 Research and development costs         97,767            -     252,197            -          1,102,197
 Depreciation                              972            -       2,916            -              4,599
                                    -----------  ----------  -----------  ----------  ------------------

Total Expenses                         100,383            -     261,026            -          1,113,979
                                    -----------  ----------  -----------  ----------  ------------------

NET (LOSS)                          $ (100,383)  $        -  $ (261,026)  $        -  $      (1,113,979)
                                    ===========  ==========  ===========  ==========  ==================

(LOSS) PER SHARE                    $     (.03)  $        -  $     (.09)  $        -
                                    ===========  ==========  ===========  ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         2,903,900    2,143,030   2,903,900    1,318,445
                                    ===========  ==========  ===========  ==========

                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                      AND
       PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                         December  6,
                                             Nine           Nine             1996
                                         Months Ended   Months Ended    (Inception) to
                                         December 31,   Decenber 31,     December 31,
                                             2000           1999             2000
                                        --------------  -------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                            $    (261,026)  $           -  $   (1,113,979)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation                                2,916               -           4,599
    Common stock issued for
     purchased research and
     development costs                              -               -         850,000
                                        --------------  -------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES        (258,110)              -        (259,380)
                                        --------------  -------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from shareholders                    34,200               -          34,200
 Advances from related company                229,377               -         229,377
 Proceeds from issuance of common
   Stock                                            -               -           1,440
                                        --------------  -------------  ---------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                   263,577               -         265,017
                                        --------------  -------------  ---------------

NET INCREASE IN CASH                            5,467               -           5,637
CASH - BEGINNING                                  170               -               -
                                        --------------  -------------  ---------------
CASH - ENDING                           $       5,637   $           -  $        5,637
                                        ==============  =============  ===============

                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF CASH FLOW (CONTINUED)
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                      AND
       PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH DECEMBER 31, 2000
                                  (UNAUDITED)

                                                                      December  6,
                                          Nine           Nine            1996
                                      Months Ended   Months Ended   (Inception) to
                                      December 31,   Decenber 31,    December 31,
                                          2000           1999            2000
                                      -------------  -------------  --------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Common stock issued in
  acquisition of office and
  computer equipment and
  purchased research and
  development costs                   $           -  $     870,200  $      870,200
                                      =============  =============  ==============

                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE  1.     ORGANIZATION
             ------------

             Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida and has a fiscal year ending March 31. Initially, the company was engaged in the acquisition and renovation of foreclosed residential homes for resale. The Company is now focussing on further developing and marketing its acquisition of intellectual property referred to in Note 5. The Company's headquarters is in Boca Raton, Florida. Since inception, no operations have commenced.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
             ----------------------------------------------

             BASIS  OF  PRESENTATION
             -----------------------

             The accompanying interim financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Form 10-SB as filed with the SEC.

             (LOSS)  PER  SHARE
             ------------------

             (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)
             ----------------------------------------------------------

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

NOTE  2.     SHAREHOLDERS  ADVANCES
             ----------------------

             The shareholder advances are monies advanced by a Canadian corporation whom is a majority shareholder of the Company. The advances are non-interest bearing and have no fixed term for repayment.

NOTE  3.     DUE  TO  RELATED  COMPANY
             -------------------------

             The Company has been advanced monies from a Canadian corporation. The Canadian corporation is wholly-owned by the spouse of one of the Company's directors and also controls the Canadian corporation referred to in Note 2. The advances are non-interest bearing and have no fixed term for repayment.

NOTE  4.     CAPITAL  STOCK
             --------------

             The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On November 5, 1999, 2,000,000 common shares were issued in acquisition of office and computer equipment and purchased research and development costs valued at $870,200. As of December 31, 2000, 2,903,900 common shares were issued and outstanding.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE  5.     INTELLECTUAL  PROPERTY/PURCHASED  RESEARCH  AND  DEVELOPMENT  COSTS
             -------------------------------------------------------------------

             Intellectual property/purchased research and development costs relate to the integration, assembly and architecture of hardware and software technologies to enable fully scalable internet, intranet and extranet high speed, high capacity and high resolution transmission of audio, video and data. This intellectual property has not yet been fully developed and/or marketed.


PART  II  -  OTHER  INFORMTION

Items  1.  to  5   Not  required

Item  6.       Exhibits

          (a) As previously included in the Company's Form 10-SB As filed with the SEC specifically noted under PART III, ITEM l., INDEX TO EXHIBITS being:

               -    Exhibit  number  1,  Page  E-1,  Bill  of  Sale
               - Exhibit number 3.1, Page E-5, Articles of Incorporation of Crown International, Inc.
               - Exhibit number 3.2, Page E-10, Bylaws of Crown International, Inc.

               And as previously included in the Company's Form 10-SB/A NO. 1 as filed with the SEC specifically noted under PART III, ITEM l., INDEX TO EXHIBITS being:

               -    Exhibit  number  10,  Page  E-30,  Letter  of  Intent

          (b)  Report  on  Form  8-K  -  none

                             SIGNATURES

              In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 21, 2001                   Crown  International  ,  Inc./FL

                                       By:  /s/  Alan Irwin
                                       --------------------
                                       Alan  Irwin
                                       Director/Chief Operating Person


                                       By:  /s/  Lorna Irwin
                                       ---------------------

                                       Lorna  Irwin
                                       Principal Financial Person