Form 10KSB
period 2001-03-31
CROWN INTERNATIONAL INC/FL
filed 2001-07-13
CIK 1125782

CROWN INTERNATIONAL INC.



                            FILING TYPE:     10KSB
                            DESCRIPTION:     ANNUAL  REPORT
                            FILING DATE:     JULY  12,  2001
                            PERIOD  END:     MARCH  31,  2001


                       PRIMARY EXCHANGE:     OVER THE COUNTER BULLETIN BOARD
                                TICKER:

                                TABLE OF CONTENTS
                                Index to Annual
                              Report on Form 10-KSB
                    For The Fiscal Year Ended March 31, 2001

                                                                            Page
Part  I                                                                       1

Item  1.    Description  of Business                                          1

Item  2.    Description  of Property                                          8

Item  3.    Legal  Matters                                                    9

Item  4.    Submission  of Matters to a Vote of Security Holders              9

Part  II                                                                      9

Item  5.    Market  for Common Equity and Related Stockholder Matters         9

Item  6.    Plan Of Operation                                                10

Item  7.    Financial Statements                                             12

Item  8.    Changes In and Disagreements With Accountants on Accounting      12
            and  Financial  Disclosure

Part  III                                                                    12

Item  9.    Directors, Executive Officers, Promoters and Control Persons;    12
            Compliance  with  Section  16(a)  of  the  Exchange  Act

Item  10.   Executive Compensation                                           15

Item  11.   Security Ownership of Certain Beneficial Owners and Management   15

Item  12.   Certain Relationships And Related Transactions                   16

Item  13.   Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                   17

FINANCIAL  STATEMENTS                                                        19

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: March 31, 2001

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES  EXCHANGE  ACT  OF  1934
          For the transition period from ____________ to ____________

          Commission  File  No.  000-31915

                          CROWN INTERNATIONAL, INC./FL
            --------------------------------------------------------
            (Name of small business issuer as specified in its chart

               FLORIDA                                     65-0716874
    -------------------------------               -------------------------
    (State or other jurisdiction of                     (IRS  Employer
    incorporation  or  organization)                 Identification  Number)

        80 Richmond St. West, Suite 1604
        Toronto,  Ontario  Canada                            M5H 2A4
        -----------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Issuer's telephone number:  416-866-8213
                            ------------
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

Check  whether  the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  twelve  months  ended  March  31,  2001:  NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable. The Company has no public trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,903,900 shares of common stock, as of March 31, 2001.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  none

Transitional  Small  Business  Disclosure  Format:  No

                                        1
PART  I
-------

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

 (a)  BUSINESS  DEVELOPMENT
 --------------------------

     Crown International Inc. (the "Company") was incorporated on December 6th, 1996 under the laws of the State of Florida under the name of Crown International Inc. See Exhibit 3.1 at Page E-5. The Bylaws of the Company are included as Exhibit 3.2 Page E-10. From the date of its corporation to 31 March 2000, the only activity undertaken by the Company was on November 5th, 1999 where the Company entered in to a Bill of Sale with Greatway Global Communications Corp. (identified hereinafter as "Greatway") an Ontario, Canada Corporation. See Exhibit 2 Page E-1. The above exhibits were previously filed with the Registrant's Form 10-SB filed 2 November, 2000. This Bill of Sale provided as follows:

     (1) Greatway transferred all of its assets and intellectual properties to the Company at Greatway's net book value. The assets, the equipment listed on Schedule A of the Bill of Sale filed as Exhibit 2, Page E-1, were transferred for the amount of $20,200. The intellectual property, being Greatway's research and development expenditures, were transferred for the amount of $850,000.

     (2) The Company completed this sale with the exchange of 2,000,000 shares of Crown International Inc. (Florida) to Greatway. No monies were exchanged in the transaction.

     (3) Greatway remains the registered owner of the 2,000,000 shares of the Company. Macwin Investments Inc., an Ontario, Canada Private Corporation and 125739 Canada Inc., a Canadian Private Corporation, own 1,640,000 and 360,000 respectively of the total issued and outstanding shares of Greatway.

     (4) The Agreement was completed November 5th ,1999 and 2,000,000 shares of Crown International Inc. (Florida) were subsequently issued to Greatway. All shares as issued have restrictive legends under Rule 144 of the Securities Act of 1933 as amended. The Company presently operates the business hereinafter described and other than the asset purchase the Company has had no separate business activities since its formation to the current date. The Company is in good standing in the State of Florida.

     (5) The business purpose for the purchase of the assets from Greatway in exchange for the transfer to Greatway of two million shares of the Company's stock was two-fold. First, it provided the stockholders of the Company with the opportunity to change from ownership of an inactive Company to ownership in an active Company with the prospects of stock appreciation. Second, the agreement provided Greatway with the opportunity to acquire a majority interest in a United States corporation, with the ultimate goal of achieving a public market for its stock.

          The agreement was at arm's-length because the Officers and the Board of Directors of both corporations were independent of each other. Further, at the time of the agreement none of the stockholders of the two corporations owned any stock of the other corporation. There were no agreements or understandings in place that would negate the transaction as being arm's-length.

     (6) Greatway was incorporated for and its sole purpose was to develop and prove the technologies that permit its users to interact from different locations at the same time and work with and make changes on content or data files.

     Greatway is a predecessor of the Company, based upon the definition of "Predecessor" in Regulation (Section)240.12b-2 (Rule 12b-2), under the Securities Exchange Act of 1934, as amended. Accordingly, the developments of Greatway during the last three years is as follows:

     (1) Greatway Global Communications Corp. was formed as a Corporation under the laws of Ontario, Canada on October 6, 1997.

     (2) Greatway is a corporation in good standing under the laws of Ontario, Canada as of the date of this filing.

     (3) As described above, Greatway, on November 5, 1999 sold all of its assets to Crown International, Inc. under an Agreement. See Exhibit 2, Page E1 of Form 10-SB previously filed.

(b)  BUSINESS  OF  ISSUER
-------------------------

GENERAL
-------

     The Company intends to rent an item of electronic equipment, having dimensions of 19" wide by 19" deep by 4" thick, and being a server which is a computer with which other computers over a network can request and receive information; which server will contain the Company's software that is designed to permit users to interact simultaneously and work with and make changes on content or data files (audio, video, text, graphics, animation and design )with other users having their own similar server regardless of their geographic location ( herein referred to as the "Box").


(1)  Principal  products  or  services  and  their  markets:
------------------------------------------------------------

     a)  Principal  Products  or  Services
     -------------------------------------

          The Company's principal Product is the Box as described in "General" above and will be marketed as the "GlobeLink Box". Further features are:

          One Box is selected as the Master Box to contain all of a project's content or data files, thereby enabling the other Boxes linked to it to centralize the management, storage and organization of the content or data files and to be able to access or work on any files at any time.

          Users are able to set file status codes, send messages, update files, retrieve files, set permissions on files, and create their own "mediafile" categories. The Box allows users to preview files without coming into the studio. Using the Company's data delivery technologies they are able to preview media formats directly from the central server (Box). This saves having to convert media files to standard streaming (Or delivery) format.

     System Architecture: The Company's cross platform solution to multimedia collaboration means that the Company's system works on all major computer operating systems such as Microsoft's Windows, UNIX, Linux, Macintosh and Sun and it is designed to integrate into any studio environment. The Company's architecture for the Box allows it to be shipped pre-configured to users, thereby reducing the time for setup procedures at the users site. These Boxes will be linked by a variety of transmission lines having a wide range of speeds and capacity to create a network for interaction of various functions and tasks required in the production of content in the film, recording and advertising sectors. The Company's Business Model involves the rental of fully configured computer servers (the Box), containing the Company's software, at various user sites. As part of the rental or subscription service , each Box will be upgraded remotely by the Company transferring over the network to customer's Boxes the upgrades as enhancements are released. The box will be rented in two versions.

          (1) The Master Box - is intended for the prime production house and will contain all versions of data files in a project. It is currently the Company's intention to physically locate the Master Box at an internet service provider so as to maximize the speed and delivery of the data to all participants in the Project.

          (2) The Client Box - will be located at the premises of sub contractors such as animators, sound recording, film, graphic designers, editors, advertising agencies and their clients.

     b)  MARKETS
     -----------

     MARKET  SEGMENTATION
     --------------------

          The Company, initially, plans to market the Box to studios and production facilities , world-wide , primarily in the advertising , film and recording sectors.

          Since November 1999, in the opinion of management of the Company, the Company is now positioned to take its technologies and products to the commercial world, starting with a select number of targeted customers in North America and Europe. These targeted customers would be studios that perform various functions such as video, sound, animation, design and graphics.

          To accommodate this market place, which already offers video streaming (delivery) and exchange (see Competition), as a entry level product the Company's Box is intended to provide a fully functional, self contained solution to facilitate collaboration (or working together) of geographically separated production facilities in the audio and video recording industry without the need to courier tapes, disks and other media format. In addition to the Company's software allowing users to interact, the Company has incorporated its own asset management system that allows any production house in the network of users of the Box to track changes and synchronize the activity of a project and to store all versions of various files, including an integrated process offering multi functions and multi tasks to collaborate at the same time. A master file for working together will be located in the Master Box and can be accessed and worked upon remotely from Client Boxes in various locations. The master file remains up to date and current in the Master Box.

          For high speed applications the Company has developed a relationship with a major global Telco, as evidenced by the Letter of Intent contained in Exhibit 10, Page E-30 of Form 10-SB/A filed 01 May 2001. Although this Letter expired on January 1, 2001, there is a provision contained in the Letter relating to secrecy which is enforceable between the parties for 2 years past January 1, 200l.

          Notwithstanding that representatives of Telia viewed the Company's technological capabilities, Telia, during the fall of the year 2000, insisted upon being exposed to the Company's software and hardware architecture. The Company has refused and communication between the parties has ceased. Because the Company's technology and the predecessor corporation of the Company's technology are mentioned in the Letter of Intent, the Company is endeavoring to adhere strictly to the terms thereof.

          Because the chain of contracting parties involves Greatway as a signatore and the Company is the transferee of all of Greatway's assets, which includes this Letter of Intent, Management of the Company is treating the Letter of Intent as binding upon the parties thereto and their successors, particularly regarding the areas mentioned therein such as third party negotiations, secrecy, confidential information, exclusivity of negotiations, arbitration and governing law.

     Business  Applications  of  Technology
     --------------------------------------

          In the opinion of Management of the Company , it's technology can be used in a wide variety of applications. The company plans to bring these to market in a specific order, to maximize the return on investment and streamline the development effort. The Company will market its technology in the following order:

          1) "GlobeLink Box" - as described above, allows geographically separated production facilities to work together without the need to courier tapes, disks and other forms of media.

          2) Broadband on Demand - where high data capacity transmission lines like fiber optic can be used and paid for as required by the user and is to be marketed to telephone companies and internet service providers. This facilitates the dissemination of audio and video as required by using the Company's "hub" ( a box with large storage capacity) which will receive, store and transfer data files from various locations within a local region
     (city)  and  make  those  files  available  to  other  locations.

          3) Virtual Private Networks - for multi location corporations - enables working together at the same time on files from various remote locations. The Company's project management software provides version control to be time stamped of changes being made by each participant. Version control is where each version of a data file on which work has been performed is saved and catalogued.

          4) Broadband Content Providers (Content providers requiring high data capacity transmission lines) - not only allows the streaming (delivery) of quality audio and video over the internet, but includes the ability to :

          *    use  multiple  pictures  on  the  same  screen

          *    display  full  motion  video

          *    interactive  video  conferencing

          *    initialization  (initiate  a  session  from  a  remote  location)

          5) Distance Training/Education (Teacher or Instructor from one location providing a course over the Internet to multiple remote locations)
     - the Company's software allows the delivery of high resolution detail, thereby enhancing the training material and minimizing the communication costs.


      (c)  Other
      ----------
      Development  History  including  Industry  Participants
      -------------------------------------------------------

          Greatway's technology had its origins in a Research Laboratory setting in Ottawa, Canada, including the Communications Research Center, Ottawa Carleton Research Institute, and Canarie (Canadian Network For Advancement of Research, Industry and Education).

          The Canarie Project provided the environment needed to develop the Company's technology. Canarie is a research and development network in Canada. The Company's technology and capabilities were demonstrated over the Canarie Fiber Optic Network by linking General Assembly, a commercial studio in Ottawa, Canada, The Ottawa Carleton Research Institute, Bell Lab Centennial College (Toronto), Multi-Media Lab at St. Clair College (Windsor) and Multi-Media Lab at Capilano College (Vancouver). This Project enabled students and teachers in geographically dispersed locations to work together on the same file and produce advanced multi media material. The linking allowed the end product(s) to be catalogued and tracked accurately so that it could be efficiently shared by others. This Project was undertaken between the fall of 1998 and June 1999 and thereafter Greatway and the Company adapted the technologies to common commercial transmission lines having a wide range of speeds and capacity and developed uses, and functions and software compatibilities required by the Studio Industry, all of which has been embodied into the Company's Box. Also, between 1995 and 2000

     Greatway  worked  with and received input from studios, specifically being:

          -    Raleigh  Studios,  Hollywood

          -    Dan  Krech  Productions,  Inc.,  Toronto,  Canada

          -    General  Assembly,  Ottawa,  Canada

          -    Stonehenge  Studios,  Toronto,  Canada

          -    Vault  Studios,  Toronto,  Canada

          -    Discovery  Productions,  Toronto,  Canada


(2)  Distribution  methods  of  the  products  or  service
----------------------------------------------------------

     Service  Description

          In the opinion of Management of the Company , by placing the Company's Box into the site of each participant in a project, the participants can work together on the same data file at the same time or efficient time. Because the Company's Box was developed within the studio environment and with the guidance of studio participants, in the opinion of management of the Company , the Company's box contains the features , functions and technological compatibilities to provide an industry specific solution that to the user is intended to be "plug and play" and user friendly. Also with the prevalence of various transmission lines having a wide range of speeds and capacity, the Box should be available for use to a variety of locations.

          Through use and visibility among industry participants, in the opinion of Management of the Company , a network should evolve. Also as a result of user feedback and our own studio partners, updates and enhancements will regularly be provided to users as part of their rental/subscription fee. The Rental fee of the Company's Box was determined after discussion with some of its industry participants and was based upon the rental fee being less than the Industry's current costs for working together on content files from different locations, such as travel and couriers.

In addition to the Box rentals, where customers have multiple locations or functions and a private and secure private transmission lines, (its own network) the Company has received positive reception for selling enterprise software to these corporations or groups having multiple locations and their own private network. The Company's software would be installed for a one year period into one Box which would be linked to the users' desk top computers performing various functions in a production within the private network. As part of the initial price, upgrades would be provided from time to time and annually, for a fee, use of The Company's software could be renewed for a further year. In addition where these corporations or groups require additional customization an additional fee will be rendered. Also, Boxes can be rented to these corporations for use by their clients or other associated locations outside of their private network.


(3)  Status  of  any  publicly  announced  new  product  or  service:
---------------------------------------------------------------------
          The  company  has  not  publicly  announced  its  product  or service.

(4)  Competitive business conditions and the small business issuer's competitive
--------------------------------------------------------------------------------
position  in  the  industry  and  methods  of  competition:
-----------------------------------------------------------

     a)   General
     ------------

          In the opinion of Management of the Company , the Company's Box is intended to save time and money for studios that presently work together and share data files by using couriers and personal travel. Presently some products enable users to share a document on line - the so called electronic white board. For example, DataBeam Corp., a subsidiary of Lotus/IBM, claims to be the "leading developer of real time collaboration and training technologies" ( Real time collaboration generally refers to working together at the same time). However, in the opinion of Management of the Company , neither DataBeam nor any other current offerings allow for working together and making changes on a project at the same time and combining various functions and tasks.

          In the opinion of the Management of the Company ,the marketplace offers single or limited function technologies that enable users to exchange or share content files and work together on them. For example, tel-video conferencing (AT&T, Lucent, Sprint); Video exchange or sharing (SGI - Telestream - Microsoft - Pixstream - Kasenna); editing and distribution (Box); editing and visual effects (Discreet Logic); video streaming (Quicktime and Real Networks). In the opinion of management of the Company , the company view the foregoing as single or limited functions whereas the Company Box is an integrated process for multi tasks and functions to enable real or efficient time working together using features, functions and compatibilities required by production facilities in the film, entertainment, recording and advertising sector. In the opinion of Management of the Company , the Company views its competitive advantage as an integrated and multi function file management system developed for and within the studio environment.


     b)   Barriers  to  Entry
     ------------------------

          In the opinion of Management of the Company the barriers to entry are-

          1. the need for any potential competitor to have in-house software engineers that have the requisite technical skills coupled with a detailed understanding of how the modern production studio operates. Over the last five years the Company has worked closely with studio people and facilities in order to determine their needs and functions as previously stated in Development History including Industry Participants;

          2. the need for access to a high-speed network and production studio environment in order to develop and test the software during the development process which the Canarie project provided the Company;

          3. the technophobic, conservative nature of some participants in the production studio industry. The Company is well aware of the need to include visible sites and users for its Box. Therefore the Company has regularly consulted with studio owners and participants who have not only provided significant input concerning the features needed, but who are also candidates to use the "Box" in the initial roll out.


     c)  Advertising  and  Promotion
     -------------------------------

          The  Company is following a number of approaches to promoting the box.

          a) The Company's technology and business model has been developed with the assistance of numerous industry partners and participants. Initially the Company will solicit the support of key participants to use the Boxes for their projects and will thereby act as natural references. Accordingly from these world wide contacts a Global network of studios will evolve and form the initial customer base or "Critical Mass" and act as the springboard for future Global sales.

          b) The Company will assign a Relationship Manager (salesperson) to each studio facility to assist in the sale.

          c) The Company plans to retain a third party company to package the Box and develop promotional material.

          d) Presently the Company is developing a Website solely for the purpose of Promoting and marketing the Box.

(5)  Sources  and  availability  of  raw  materials  and  the names of principal
--------------------------------------------------------------------------------
suppliers:
----------

          The principal component of the Box is a server which , in the opinion of Management of the Company, is readily available in the marketplace, the most favored presently by Management of the Company is that supplied by VALinux. In addition certain readily available software is also incorporated into the Box. The Company's software together with strong security is integrated very simply into the foregoing.

(6)  Dependence  on  one  or  a  few  major  customers:
-------------------------------------------------------

          The  Company  has  no  customers.

(7)  Patents,  trademarks, licenses, franchises, concessions, royalty agreements
--------------------------------------------------------------------------------
or  labor  contracts,  including  duration:
-------------------------------------------

          The Company does not hold any patents, trademarks or licenses. The Company acquired all of the intellectual property of Greatway, which property included its network architecture, source codes and software codes for its software and designs and its software architecture.

(8)  Need  for  any  government  approval  of  principal  products  or services:
--------------------------------------------------------------------------------

          At this time there is no required government approval of the products and services offered . Further, there are no direct governmental regulations that impact the business operations.

(9)  Effect  of  existing  or probable governmental regulations on the business:
--------------------------------------------------------------------------------
          Not  applicable  -  see  (8)  above.

(10)  Estimate  of  the amount spent during each of the last two fiscal years on
--------------------------------------------------------------------------------
research  and  development activities, and if applicable the extent to which the
--------------------------------------------------------------------------------
cost  of  such  activities  are  borne  directly  by  customers:
----------------------------------------------------------------

     For the fiscal year ended 31 March 2001 the Company expended $95,870 on research and development and for the fiscal year ended 31 March, 2000, the Company expended $850,000 on Research and Development.

     The $95,870 is comprised of monies expended by the Company. Macwin Investments advanced the monies for these expenditures.

     The $850,000 is comprised of monies expended by Greatway in the amount of $269,843 and services provided by Greatway in the amount of $580,157. Macwin Investments Inc. advanced the monies for these expenditures and provided the services.

(11)  Costs  and  effects of compliance with  environmental laws (federal, state
--------------------------------------------------------------------------------
and  local):
------------

     There  are  no costs and effects of compliance with any environmental laws.

(12)  Number  of  total  employees  and  number  of  full  time  employees:
---------------------------------------------------------------------------

      The  Company  has  no  employees  at  the  present  time.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

     The  Company  leases  premises  at  80  Richmond  St.  West,  Suite  1604
Toronto, Ontario Canada on a month to month basis. The company owns no real property.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

          Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

          Not  applicable.

PART  II
--------

ITEM  5.
--------

     MARKET  PRICE  OF  AND  DIVIDENDS  ON  THE  REGISTRANT'S
     ---------------------------------------------------------
     COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
     ---------------------------------------------------

     (a)  Market  Information

          There is no public trading market for the common stock of Crown International, Inc.

          The securities to be registered in this filing are the common stock of the Company . The Company has no other class of stock. In regard to this class of common equity:

          1) There is no stock subject to outstanding warrants or options of any type whatsoever.

          2) The registrant has not agreed to register under the Securities Act any of the stock owned by the stockholders. At this time 403,600 shares are free-trading( being held by non-affiliates for a continuous period in excess of two years ) and could be sold under Rule 144(k) if that rule were available. 2,500,300 shares are held by affiliates for over one year and could be sold under Rule 144(e)(1)

          3) There is no stock that is proposed to be publicly offered by the registrant, or otherwise.

     (b)  Holders

          The only class of equity in the Company is common stock . There are approximately 36 stockholders of record.

     (c)  Dividends

          The Company has never paid dividends and has no intention of paying dividends in the future.

     RECENT  SALES  OF  UNREGISTERED  SECURITIES
     -------------------------------------------

          On November 5, 1999 the company entered into an Agreement (Bill of Sale) with Greatway Global Communications Corp., (Greatway") a Corporation organized under the laws of the Province of Ontario, Canada, whereby the Company transferred 2,000,000 shares of its common stock to Greatway in exchange for a transfer of certain intellectual property and assets to the

     Company. See Exhibit 2 at Page E-1 Bill of Sale previously filed. The specific assets transferred to the Company are described on Schedule A of the Bill of Sale.

          This was not public offering in that no shares were offered to the public, the transaction was a sale to one person, and the manner of the transaction was that of a private sale. The Company is claiming an exemption from registration for this sale under the authority of Section 4(2) of the Securities Act of 1933, as amended, in that it was a transaction by an issuer not involving any public offering.


ITEM  6.  PLAN  OF  OPERATION
-----------------------------

     Generally,  the  Company's  plan  remains  the  same.

     Presently the Company has linked 4 of its Boxes in the Toronto, Canada area. One Box each at the following locations: Its Office in Downtown Toronto, Studio Partner in Midtown Toronto, its lab in the residence of its Chief Scientist in Toronto, its lab in the residence of another scientist west of Toronto. Three different transmission lines using different speeds and capacities are involved. In addition, the Company will be installing its Box in another studio in Downtown Toronto and into an Internet Service Provider's facility in Toronto that utilizes a wide range of transmission lines including fiber optic.

      Daily, using typical industry content, the software is tested for stability and dependability. The first version of features and functions of the Box are set, however additional features and functions will be developed and added as a result of prospective customers' requirements. In April 2001 the Company began marketing the Box, initially to a select group of contacts well known or recommended to the Company and, then to the marketplace at large.

     USA DATA.COM advises the Company that there are approximately 16,000 video and film production services in the United States. STUDIOFINDER.COM states there are over 5,350 recording studios in their search engine. Assuming a minimum marketplace of 5,000 production facilities, not to mention advertising agencies and their clients, the Company is targeting 20% of that marketplace or 1,000 facilities. Facilities included in a production could include Advertising Agencies, Sound and Video Facilities, various locations of the client, editing and post production facilities, animation and graphics facilities and the site of the Director. There would be one Master Box for each project and an average of approximately 9 Client Boxes for various other participants and locations.

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

     In addition to the Box rentals, where customers have multiple locations or functions and a private and secure private transmission lines, (its own network) the Company has received positive reception for selling enterprise software to these corporations or groups having multiple locations and their own private network. The Company's software would be installed for a one year period into one Box which would be linked to the users' desk top computers performing various functions in a production within the private network. Presently the price range is between $45,000 to $100,000 for between 15 and 100 (approx.)
desktops and an annual renewal and upgrade fee of approximately 15% of the initial price. In addition where these corporations or groups require additional customization an additional fee will be rendered. Also, Boxes can be rented to these corporations for use by their clients or other associated locations outside of their private network.

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

     (b) The Company's priority is the rental of the Boxes, which are not dependent upon the $2,000,000 placement. In the opinion of Management of the Company , it has the ability to fund operations for twelve months due to minimum expenditures of administrative and operating costs regardless of the funding it intends to obtain from the private placements.

     Management of the Company has considered the impact of deteriorating economic conditions upon its Plan of Operation. The Company's first target marketplace is the advertising and short series studio environment. The Company's Management is of the opinion that, on the one hand, many corporations have fewer dollars to spend on advertising while, on the other hand, larger well funded corporations will sustain or increase advertising expenditures in order to maintain sales performance. Generally, corporations plan to improve communication and networking efficiencies, which objective the linking of the Company's Boxes is intended to address. Also, the cost of the Company's Box is intended to be a replacement or reduction of monthly variable costs presently incurred by corporations for travel and couriers, in addition to the networking efficiencies. Management of the Company is also of the opinion that specialty productions for education, sports, hobbies, etc. should add to demand for studio production.

     The Company does not anticipate having any employees in the next fiscal year. However, the Company's current technology consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next fiscal year.

     Accordingly, the Company's management will not alter its projections, plans or schedules for its Plan of Operation.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

     The  financial  statements  are  filed  herewith  following the signatures.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
------------------------------------------------------------

     Not  applicable.

PART  III
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH  SECTION  16A  OF  THE  EXCHANGE  ACT.
-------------------------------------------

(a)   DIRECTORS  AND  EXECUTIVE  OFFICERS:
------------------------------------------

     The following table lists, as of 31 March, 2001, the directors and executive officers of the Company:


Name, Municipality  of Residence   Age    Length  of  Service
--------------------------------   ---    --------------------------
Alex  Kennedy                       65    Appointed  as  Director  and
Toronto  ,  Ontario                         Secretary,  Since  April  22,  2000

Gary  Risidore                      54    Appointed  President  and
Toronto,  Ontario                           Director
                                            Since  April  22,  2000

Alan  Irwin                               Appointed  Director
Toronto  ,  Ontario                 58      Since  April  22,  2000

     Alex Kennedy is the Secretary and a Director of the Company. Within the past 5 years he has been involved with RDG Minerals Inc., Mining ) ,and TTLN - Total Entertainment Inc.( Internet Entertainment). He brings extensive background in the retail-merchandising field. Where he was CEO of 2 national retail companies in Canada. He is a Director for Ashurst Technologies Ltd.(listed on the Toronto Stock Exchange ) and NETFORFUN.com Inc. ( a Canadian public Company seeking a listing on CDNX ). Mr. Kennedy is available upon request to the Company to advise on General Management issues such as Marketing and Relations with industry participants.

     Gary Risidore is the President and a Director of the Company. During 1995 and 1996, he was a member of the senior management team with Generex Biotechnology Corp. (GNBT-NASDAQ), a Biotechnology Company. From 1997 to 1999 he was the President and a Director of IVP Technologies Corp. IVP Technologies markets and distributes, by virtue of a Software Distribution Agreement, software that is an enterprise oriented, remote-data collection, management and reporting system. He has worked with Greatway Global Communications Corp.(a networking and telecommunications company ) since 1998. He has successfully developed complete turnkey projects in the industrial sector. From May 1999 until mid September 2000, Mr. Risidore was engaged on a full time basis with Greatway and the Company. Since mid-September, 2000 Mr. Risidore has been convalescing from physical ailments and is not active in the Company and its business.

     Alan Irwin, B.A., LL.B. is a Director of the Company. In 1995 and 1996 he was the Director and President of Typhon Industries Ltd., a public company in recreation and entertainment. Since 1997 he has been the developer of Greatway Global Communications Corp. in product and business. He brings with him expertise in new business development, mergers and acquisitions, divestitures and various financing arrangements for both publicly held and private company's. Mr. Irwin is the Chief Operating Person, a Director of the Company and provides Management services as a representative of Macwin Investments, Inc.

     Under Section 3 of ARTICLE III of the Bylaws, the directors serve until the next annual meeting of the shareholders, at which time directors are elected by the shareholders. A director is to hold office until his or her successor is elected. If a director vacates his or her position during that director's tenure, his or her replacement is filled by a majority of the remaining directors, of the shareholders if no directors remain.

(b)   IDENTIFY  SIGNIFICANT  EMPLOYEES
--------------------------------------

     There are no employees with the Company. The following provide Consulting services to the Company:

     Name, Municipality of Residence    Age    Length  of  Service
     -----------------------------------------------------------------

     Chris  Besignano                    24    Chief  Technology  Person
     Toronto,  Ontario                           since  November  1999
     Canada

     Lorna  Irwin                        49    Principal  Financial  Person
     Toronto,  Ontario                           since  November  1999
     Canada

     Peter  Madziak                      36    Senior  Software  Engineer
     Guelph,  Ontario                            since September 2000
     Canada

     Lisa  Bailey                        44    Senior  Financial  Advisor
     Perth,  Ontario                             since  November  1999
     Canada

     Chris Besignano - started with Greatway in April, 1999 and continues with the project and the Company to date. From November 1998 to March 1999, he studied software programming at Praxis Training Institute of Technology (Ottawa, Canada); from May 1998 to October 1998, he was in technical support with Xerox Corp. Of Canada; and from January 1997 to May 1998, he studied Electronic Engineering at Algonquin College in Ottawa, Canada. For 1996 he studied and traveled. He has experience with software engineering, product integration and project management. He has experience in the design, development and implementation of cross platform applications and is currently managing the Company's asset management division.

     Lorna Irwin - is the full time Principal Financial Person with the Company and is also the controlling shareholder of Macwin Investments Inc., an Ontario, Canada Private Corporation, and Macwin Investments Inc. is the controlling shareholder of Greatway, and Greatway is the controlling shareholder of The Company. For the past 13 years, Lorna Irwin has operated Macwin Investments Inc. and Macwin Consulting Inc. (also an Ontario, Canada Private Corporation) and both Companies offer financing and consulting services, para legal services and bookkeeping and portfolio management services to various private and public companies.

     Peter Madziak is a full time Computer Scientist and software programmer for the Company. He has a Bachelor and Masters of Sciences degree from the University of Western Ontario (Canada). From January 1995 to June 1997, he was a Doctoral Candidate and teacher at the University of Ottawa (Canada); from May 1997 to August 2000 he was a teacher at Prazis Training Institute of Technology at Ottawa, Canada; and from September 2000 to date he has devoted full time to the Company. His expertise is Video Technologies.

     Lisa Bailey is a member of the Institute of Chartered Accountants and is licensed to practice in Ontario, Canada by the Ontario Institute of Chartered Accountants. Ms. Bailey articled and practiced with Touche Ross (now Deloitte Touche) in Toronto mainly as a member of the Bell-Northern audit team. Since 1984 she has been in private practice and specializes in the area of planning, administration and management of businesses. Currently practicing in the Ottawa, Canada area Ms. Bailey has acted as the Senior Financial advisor to Greatway, and now, the Company and provides assistance in matters of financial planning and projections.

     Chris Besignano and Peter Madziak are consulting software developers retained by the Company on a monthly basis to test, modify for applications and develop new features and functions for the Company's software and technologies. They are each currently contracted for services on the basis of $3,900 US per month.

     Lorna Irwin, being the Principal Financial Person, provides management services as a representative of Macwin Investments Inc. She receives no compensation from the Company.

     Lisa Bailey is available upon request to the Company to advise on general financial matters and to assist in the preparation of financial statements and projections.

(c)     COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT:
-----------------------------------------------------------------

     Not  applicable.


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     None of the Officers or directors receive any compensation at this time. No employee, officer, or director of the Company has any form of long-term compensation, including ( but not limited thereto) qualified or non-qualified stock options, warrants, incentive plans, SAR's, stock bonus plans, retirement plans, or otherwise.

     Amount  of  time  devoted  to the Company's business by Officers/Directors:

     Alan  Irwin,  Director                    -     100%
     Alex  Kennedy,  Director/Secretary        -      30%
     Gary  Risidore,  Director/President       -       5%

     Amount of time devoted to the Company's business by Significant others as stated in ITEM 9 (b) above:

     Lorna  Irwin                              -     100%
     Chris  Besignano                          -     100%
     Peter  Madziak                            -     100%
     Lisa  Bailey                              -      30%


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

(a)   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
      ----------------------------------------------------

     The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be the beneficial owner of more than five percent of any class of the said issuer's voting securities:

          Name and               Amount and
          Address of             Nature of
Title of  Beneficial             Beneficial  Percentage
Class     Owner                  Owner       of Class
--------  ---------------------  ----------  ----------

Common    Brigand Capital Corp.     500,300       17.23
          120 Adelaide St. W.,
          Toronto, Ontario
          M5H 1T1

Common    Greatway Global         2,000,000       68.87
          Communications Corp.
          80 Richmond St. W.,
          Toronto, Ontario
          M5H 2A4

TOTAL                             2,500,300       86.10

          (1)  Brigand  Capital  Corp.  is  an  Ontario,  Canada  corporation.
               V.T.Franszke  is  the  sole  stockholder  of  that  Company.

          (2) Greatway Global Communications Corp. is an Ontario, Canada Corporation. Macwin Investments Inc., an Ontario, Canada Corporation holds 82% of the common shares and 125739 Canada, Inc., a Canadian Private Corporation holds 18% of the common shares of Greatway.

(b)   SECURITY  OWNERSHIP  OF  MANAGEMENT
      -----------------------------------

     The following information lists, as to each class, equity securities beneficially owned by all directors.

          Name and               Amount and
          Address of             Nature of
Title of  Beneficial             Beneficial  Percentage
Class     Owner                  Owner       of Class
--------  ---------------------  ----------  ----------
Common    Alan  Irwin             1,640,000       56.47
          R.R.  #2,
          Godfrey,  Ontario
          KOH  1TO

     (1) Alan Irwin is the spouse of Lorna Irwin. Lorna Irwin is the sole shareholder of Macwin Investments, Inc., an Ontario, Canada Corporation. Macwin Investments, Inc. is the majority stockholder of Greatway Global Communications Corp.

NOTE TO (A) AND (B) ABOVE: As to the beneficial ownership of the securities listed above in (a) and (b), no such owner has the right to acquire within sixty (60) days or otherwise, the right to acquire shares from options, warrants, right, conversion privileges, or similar obligations.

(c)  CHANGES  IN  CONTROL
     --------------------

     There are no arrangements which may result in a change in control of the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     Since April 1,2000 the Company has been provided with monies and services for the Company's activities in the amount of $386,027 by Macwin Investments Inc. Macwin Investments Inc., a Ontario, Canada private Corporation owned by Lorna Irwin, the spouse of Alan Irwin, a Director of the Company. Macwin

Investments is the controlling shareholder of Greatway Global Communications Corp., the holder of 68.87% of the common stock of the Company.

     Macwin Investments Inc. has provided management services to the Company in the amount of $l98,900 and monies in the amount of $187,127 for the purchase of equipment, general and administrative expenses and research and development expenses. To date $20,425 of the monies advanced have been repaid to Macwin Investments Inc.

     The outstanding advances in the amount of $365,602 are non-interest bearing and have no fixed term for repayment.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)     Exhibit  No.     Description
        -----------      ---------------------------------------

        2 Bill of Sale filed to the Registrant's Form 10-SB on 2 November, 2000, Page E-1
        3.1              Articles  of Incorporation of Crown International, Inc.
                         filed to the Registrant's Form 10-SB on 2 November, 2000, Page E-5
        3.2 Bylaws of Crown International, Inc. filed to the Registrant's Form 10-SB on 2 November, 2000, Page E-10
        10 Letter of Intent filed to the Registrant's 10-SB/A on 1 May, 2001, Page E-30

*       10.2             Management  Contract,  page  18
---------------------
*Filed  herewith

(b) Form 8-K - No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-KSB to be signed on its behalf by the undersigned in the capacities and on the dates indicated, thereunto duly authorized.


                                    CROWN  INTERNATIONAL,  INC./FL
                                    (Registrant)


Dated:  12  July,  200l             By:  /s/  ALAN  IRWIN
                                    -----------------------------
                                    ALAN  IRWIN,  Director  and
                                    Chief  Operating  Person

Dated:  12  July,  2001             By:  /s/  ALEX  KENNEDY
                                    -----------------------------
                                    ALEX  KENNEDY,  Director  and
                                    Secretary

Dated:  12  July,  2001             By:  /s/  LORNA  IRWIN
                                    -----------------------------
                                    LORNA  IRWIN,
                                    Principal  Financial  Person

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


                                                                       PAGE

Independent  Auditor's  Report                                           1

Financial  Statements:

  Balance  Sheets                                                        2

  Statements  of  Operations  and
  Comprehensive  Income                                                  3

  Statements  of  Changes  in  Stockholders'
  Equity  (Deficit)                                                      4

  Statements  of  Cash  Flows                                          5 - 6

  Notes  to  Financial  Statements                                     7 - 12

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000



                                     ASSETS
                                     ------
                                                       2001            2000
                                                       ----            ----

CURRENT  ASSETS
  Cash                                              $     993        $    170

COMPUTER  AND  OFFICE  EQUIPMENT-  net  of
  accumulated  depreciation  of  $6,144
  and  $1,683,  respectively.                          24,048          18,517
                                                    ----------       --------

TOTAL  ASSETS                                       $  25,041        $ 18,687
                                                    ==========       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT  LIABILITIES
  Accounts  payable                                 $  21,248        $      -

DUE  TO  AFFILIATE                                    365,602               -

COMMITMENTS

STOCKHOLDERS'  EQUITY  (DEFICIT)                     (361,809)         18,687
                                                    ----------       --------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY  (DEFICIT)                                 $  25,041        $ 18,687
                                                    ==========       ========



                Read accompanying Notes to Financial Statements.
                                       -2-

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       YEARS ENDED MARCH 31, 2001 AND 2000
                                       AND
         PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2001

                                                                  December 6,
                                                                      1996
                                      Year Ended    Year Ended    (Inception)
                                      March 31,     March 31,     to March 31,
                                         2001          2000           2001
                                     ------------  ------------  --------------
REVENUES                             $         -   $         -   $           -
                                     ------------  ------------  --------------

EXPENSES
 General and administrative              278,761           150         280,031
 Software research and development
  costs                                   95,870       850,000         945,870
 Depreciation                              4,461         1,683           6,144
                                     ------------  ------------  --------------

     Total Expenses                      379,092       851,833       1,232,045
                                     ------------  ------------  --------------

NET (LOSS)                              (379,092)     (851,833)     (1,232,045)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation
  adjustments                             (1,404)            -          (1,404)
                                     ------------  ------------  --------------

COMPREHENSIVE INCOME (LOSS)          $  (380,496)  $  (851,833)  $  (1,233,449)
                                     ============  ============  ==============

(LOSS) PER SHARE                     $      (.13)  $      (.50)  $        (.77)
                                     ============  ============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           2,903,900     1,707,279       1,606,232
                                     ============  ============  ==============


                Read accompanying Notes to Financial Statements.
                                       -3-

                                             CROWN INTERNATIONAL, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2001


                                                                          Deficit
                                                                         Accumulated     Accumulated
                                       Common Stock         Additional   During the        Other
                                 Number of        Par        Paid-In     Development    Comprehensive
                                   Shares        Value       Capital        Stage          Income         Total
                                ------------  -----------  -----------  -------------  ---------------  ----------
April 4, 1997 - Common shares
 issued for cash                     903,900  $       904  $       536  $          -   $            -   $   1,440

Net loss through March 31,
 1999                                      -            -            -        (1,120)               -      (1,120)
                                ------------  -----------  -----------  -------------  ---------------  ----------

Balance - March 31, 1999             903,900          904          536        (1,120)               -         320

November 5, 1999 - Common
 shares issued in acquisition
 of office and computer
 equipment and research and
 development costs                 2,000,000        2,000      868,200             -                -     870,200

Net (loss)                                 -            -            -      (851,833)               -    (851,833)
                                ------------  -----------  -----------  -------------  ---------------  ----------

Balance - March 31, 2000           2,903,900        2,904      868,736      (852,953)               -      18,687

Net (loss)                                 -            -            -      (379,092)               -    (379,092)

Foreign currency translation
 adjustments                               -            -            -             -           (1,404)     (1,404)
                                ------------  -----------  -----------  -------------  ---------------  ----------

Balance - March 31, 2001           2,903,900  $     2,904  $   868,736  $ (1,232,045)  $       (1,404)  $(361,809)
                                ============  ===========  ===========  =============  ===============  ==========


                Read accompanying Notes to Financial Statements.
                                       -4-

                                  CROWN INTERNATIONAL, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CASH FLOW
                             YEARS ENDED MARCH 31, 2001 AND 2000
                                             AND
               PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2001


                                                                               December 6,
                                                                                   1996
                                                   Year Ended    Year Ended    (Inception)
                                                   March 31,     March 31,     to March 31,
                                                      2001          2000           2001
                                                  ------------  ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                      $  (379,092)  $  (851,833)  $  (1,232,045)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                        4,461         1,683           6,144
    Foreign currency translation adjustments           (1,404)            -          (1,404)
    Common stock issued for purchased research
     and development costs                                  -       850,000         850,000
    Increase in accounts payable                       21,248             -          21,248
                                                  ------------  ------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                (354,787)         (150)       (356,057)
                                                  ------------  ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of computer equipment                        (9,992)            -          (9,992)
                                                  ------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliate                 365,602             -         365,602
  Proceeds from issuance of common stock                    -             -           1,440
                                                  ------------  ------------  --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       365,602             -         367,042
                                                  ------------  ------------  --------------

NET INCREASE (DECREASE) IN CASH                           823          (150)            993

CASH - BEGINNING                                          170           320               -
                                                  ------------  ------------  --------------
CASH - ENDING                                     $       993   $       170   $         993
                                                  ============  ============  ==============


                Read accompanying Notes to Financial Statements.
                                       -5-

                                CROWN INTERNATIONAL, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOW (CONTINUED)
                           YEARS ENDED MARCH 31, 2001 AND 2000
                                           AND
             PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2001


                                                                            December 6,
                                                                                1996
                                                 Year Ended   Year Ended    (Inception)
                                                  March 31,    March 31,    to March 31,
                                                    2001         2000           2001
                                                 -----------  -----------  --------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  Common stock issued in acquisition of office
  and computer equipment and purchased research
  and development costs.                         $         -  $   870,200  $      870,200
                                                 ===========  ===========  ==============



                Read accompanying Notes to Financial Statements.
                                       -6-

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE  1.  ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida and has a fiscal year ending March
          31. Initially, the company was engaged in the acquisition and renovation of foreclosed residential homes for resale. The Company is now focussing on further developing and marketing its acquisition of intellectual property (communication software) referred to in Note 3. When fully developed, the software will permit users to interact simultaneously with other users regardless of their geographic location. The Company's headquarters is in Toronto, Canada.

          The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          COMPUTER  AND  OFFICE  EQUIPMENT
          --------------------------------

          Computer and office equipment are recorded at cost. Expenditures for major betterments and additions are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets, are expensed.

          Depreciation is computed by the straight-line method over estimated useful lives of five years.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          ----------------------------------------------------------

          INCOME  TAXES
          -------------

          Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

          (LOSS)  PER  SHARE
          ------------------

          (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

          COMPREHENSIVE  INCOME
          ---------------------

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of changes in stockholders' equity resulting from non-owner sources. Comprehensive income is the total of net income (loss) and other comprehensive income. For the Company, other comprehensive income is comprised entirely of foreign currency translation adjustments.

          STATEMENT  OF  CASH  FLOWS
          --------------------------

          For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          USE  OF  ESTIMATES
          ------------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          ----------------------------------------------------------

          USE  OF  ESTIMATES  (CONTINUED)
          ------------------------------

          liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE  3.  SOFTWARE  RESEARCH  AND  DEVELOPMENT  COSTS
          -------------------------------------------

          On November 5, 1999, the Company purchased intellectual property (communications software) valued at $850,000. This software has not yet been fully developed and/or marketed. Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," costs incurred to establish the technological feasibility are expensed as incurred. Technological feasibility is established when all planning, designing, coding, and testing activities necessary to determine that the software can be produced according to design specifications have been completed. To date, all costs have been expensed.

NOTE  4.  INCOME  TAXES
          -------------

          As  of  March  31,  2001,  the  Company  has  a  net  operating  loss carryforward for income tax purposes of approximately $100,200 expiring through March 31, 2021, available to offset future taxable income. No deferredincome taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE  4.  INCOME  TAXES  (CONTINUED)
          -------------------------

          are  as  follows:

               Start-up  expenditures                     $426,300
               Net  operating  loss  carryforward           37,700
                                                          ---------
                                                           464,000
               Less:  Valuation  allowance                (464,000)
                                                          ---------

               Net  deferred  income  tax  asset          $      -
                                                          =========


          The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

            Tax  (benefit)  at  federal  statutory
             rate                                           (34.00)%
            State  tax  (benefit),  net  of  federal
             benefit                                         (3.63)
            Valuation  allowance                             37.63
                                                            ------

            Tax  provision  (benefit)                        00.00%
                                                            ======

NOTE  5.  CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On November 5, 1999, 2,000,000 common shares were issued in acquisition of office and computer equipment and intellectual property/ purchased research and development costs valued at $870,200. As of March 31, 2001 and 2000, 2,903,900 common shares were  issued  and  outstanding.

NOTE  6.  RELATED  PARTY  TRANSACTIONS
          ----------------------------

          DUE  FROM  AFFILIATE
          --------------------

          The Company engaged in various transactions with a Canadian company wholly-owned by the spouse of one of the Company's directors. During the years ended March 31,

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE  6.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)
          ----------------------------------------

          DUE  FROM  AFFILIATE  (CONTINUED)
          --------------------------------

          2001  and  2000,  these  transactions  are  summarized  as  follows:

          Management  Fees  -  On  April  1,  2000,  the  Company entered into a
          ----------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of Cdn$300,000 (US$198,900). The agreement can be terminated upon thirty days written notice.

          Office Rent - The  Company leased office space for an annual rental of
          -----------
          Cdn$18,000 (US$11,900).

          In addition, the Canadian company makes advances and/or pays for software research and development costs and general and administrative expenses on behalf of the Company. As of March 31, 2001 and 2000, the amount due this company was $365,602 and $0, respectively. The amounts due do not bear interest and have no fixed term for repayment. Subsequent to March 31, 2001, additional net advances of approximately $56,500 were made.

NOTE  7.  COMMITMENTS
          -----------

          In addition to the leased office space referred to in Note 6, the Company leases other administrative and software development facilities on a month-to-month basis for $398 and under a one year operating lease for a monthly rental of $698 expiring October 31, 2001.

          The Company also leases computer equipment under noncancelable operating leases expiring through March 2005.

          Future minimum lease payments due under these leases for the years ending subsequent to March 31, 2001 are as

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



NOTE  7.  COMMITMENTS  (CONTINUED)
          -----------------------

          follows:

                      March 31,                    Amount
                      ---------                    ------

                        2002                      $  9,165
                        2003                         4,277
                        2004                         2,655
                        2005                         1,189
                                                  --------

                      Total                       $ 17,286
                                                  ========

                          INDEPENDENT AUDITOR'S REPORT

To  The  Board  of  Directors
Crown  International,  Inc.

We have audited the accompanying balance sheets of Crown International, Inc.(a development stage company), as of March 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from December 6, 1996 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown International, Inc. (a development stage company) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from December 6, 1996 (inception) through March 31, 2001 in conformity with accounting principles generally accepted in the United States.

By:  /s/  Earl  M.  Cohen
-------------------------

Earl M. Cohen , C.P.A/P.A
June  27,  2001
Boca Raton, Florida