Form 10QSB
period 2001-06-30
CROWN INTERNATIONAL INC/FL
filed 2001-08-13
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                FORM 10 QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended June 30, 2001

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


Applicable Only To Corporate Issuers: As of August lst, 2001 the issuer had 2,903,900 shares of $.001 par value common stock outstanding.

Transitional  Small Business Disclosure Format (Check one):  Yes (   )  No ( x )

INDEX                                                           PAGE


PART  I.     FINANCIAL  INFORMATION                                3

Item  1.     Financial  Statements                                 3

             Condensed  Balance  Sheet                             6

             Condensed  Statement  of  Operations                  7

             Condensed Statements of  Cash  Flow                 8,9

             Notes  to  Financial  Statements               10,11&12

Item  2.     Plan  of  Operation                                   3



PART  2.     OTHER  INFORMATION                                    13

          Items  1.  to  5.                                        13

          Item  6.  Exhibits  and  Report  on  Form 8-K            13


SIGNATURES                                                         14

PART I      FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending June 30, 2001 are submitted in compliance with item
     310  (b)  of  Regulation  SB.

     Item 2.  PLAN OF OPERATION
              -----------------

     As of June 30, 2001, the Company continues to have linked 4 of its Boxes in the Toronto, Canada area. One Box each at the following locations: Its Office in Downtown Toronto, Studio Partner in Midtown Toronto, its lab in the residence of its Chief Scientist in Toronto, its lab in the residence of another scientist west of Toronto. Three different transmission lines using different speeds and capacities are involved. In addition, the Company installed its Box into an Internet Service Provider's facility in Toronto that utilizes a wide range of transmission lines including fiber optic.

     For the period ended June 30, 2001, using typical industry content, the software was tested daily for stability and dependability. The first version of features and functions of the Box are set, however additional features and functions will be considered and planned as a result of prospective customers' requirements. Commencing in April 2001 the Company introduced the Box, initially to a select group of contacts well known or recommended to the Company. With the initial features and functions of the Box and the Company's software set, the Company intends to focus most of its time on marketing and packaging and promotion; developing plans, strategy, material, sales presentation, and targets.

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

     The Company's objective is that the monthly Box rental amount will be less than a production facilities' current, variable expenditures on couriers, travel and personnel costs associated with production delays caused by the use of travel and couriers.

     In addition to the Box rentals, where customers have multiple locations or functions and private and secure private transmission lines (its own network), the Company has received positive reception for selling enterprise software to these corporations or groups having multiple locations and their own private network. The Company's software would be installed for a one year period into one Box which would be linked to the users' desk top computers performing various functions in a production within the private network. In addition where these corporations or groups require additional customization an additional fee will be rendered. Also, Boxes can be rented to these corporations for use by their clients or other associated locations outside of their private network.

     For the period ending June 30, 2001, the Company has introduced its product to various studios , advertising agencies , web site developers , and internet service providers. In the opinion of management of the Company , its product was positively received and a need therefore was demonstrated. However , in order to further such sales or rentals , the Company's Management has determined that the Company must undertake steps to identify and develop a relationship with an organization that is experienced and competent in software marketing and sales. The Company has identified a few such organizations that would be compatible and appropriate .

     In order to identify and consummate such a relationship , the Company shall delay until approximately November 1 , 2001 the formal launch of its Boxes and the sale of its software.

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

     Accordingly, the Company's management will not alter its projections, plans or schedules for its Plan of Operation, other than to defer its launch date as previously discussed.

     To date the Company continues to be funded from shareholders advances and advances from Macwin Investments Inc. , an Ontario, Canada Corporation owned by Lorna Irwin , spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 6 month period from Shareholder advances, and for the following 6 month period with a private placement for at least $300,000 pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

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


     The Company does not anticipate having any employees in the next quarter. However, the Company's current technology consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next quarter.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                 June 30, 2001
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                           $       277

OFFICE AND COMPUTER EQUIPMENT-net of
 accumulated depreciation of $7,654                  22,538
                                                ------------

TOTAL ASSETS                                    $    22,815
                                                ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                               $    29,708

DUE TO AFFILIATE                                    464,792

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,903,900 shares
  issued and outstanding                              2,904
 Additional paid-in capital                         868,736
 Accumulated other comprehensive income              (1,451)
 Deficit accumulated during the development
  Stage                                          (1,341,874)
                                                ------------

      Total Stockholders' Equity (Deficit)         (471,685)
                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $    22,815
                                                ============

            Read accompanying Notes to Financial Statements.

                                        CROWN INTERNATIONAL, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                     Period  from
                                     Three  Months  Three Months   December 6, 1996
                                     Ended June 30  Ended June 30   (Inception) to
                                         2001           2000         June 30, 2001
                                    --------------  -------------  -----------------
REVENUES                            $           -   $          -   $              -
                                    --------------  -------------  -----------------

EXPENSES
 General and administrative                55,172         68,994            335,203
 Software Research and development
  Costs                                    53,147         14,960            999,017
 Depreciation                               1,510          1,010              7,654
                                    --------------  -------------  -----------------

    Total Expenses                        109,829         84,964          1,341,874
                                    --------------  -------------  -----------------

NET (LOSS)                               (109,829)       (84,964)        (1,341,874)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
   adjustments                                (47)           (90)            (1,45l)
                                    --------------  -------------  -----------------

COMPREHENSIVE INCOME (LOSS)         $    (109,876)  $   ( 85,054)  $     (1,343,325)
                                    ==============  =============  =================

(LOSS) PER SHARE                    $       (0.03)  $      (0.03)  $          (0.80)
                                    ==============  =============  =================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            2,903,900      2,903,900          1,682,467
                                    ==============  =============  =================

                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                  THREE MONTHS ENDED June 30, 2001 AND 2000
                                      AND
       PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH June 30, 2001
                                  (UNAUDITED)


                                                                         December  6,
                                            Three          Three             1996
                                         Months Ended    Months Ended    (Inception) to
                                           June 30,        June 30,        June 30,
                                             2001           2000             2001
                                        --------------  -------------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (loss)                            $    (109,829)  $  (84,964)    $   (1,341,874)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation                                1,510        1,010              7,654
    Foreign currency translation                  (47)         (90)            (1,451)
     adjustments
    Common stock issued for
     purchased research and
     development costs                             -             -            850,000
    Increase in accounts payable                8,460        11,828            29,708
                                        --------------  -------------   --------------
NET CASH USED IN OPERATING ACTIVITIES        ( 99,906)      (72,216)         (455,963)
                                        --------------  -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                    -             -            (9,992)
                                        --------------  -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in amount due to affiliate           99,190        72,238            464,792
 Proceeds from issuance of common
  stock                                             -             -              1,440
                                        --------------  ------------    --------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                     99,190        72,238            466,232
                                       --------------  -------------   ---------------

             Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF CASH FLOW (CONTINUED)
                  THREE MONTHS ENDED June 30, 2001 AND 2000
                                      AND
        PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH June 30, 2001
                                  (UNAUDITED)



                                                                        December  6,
                                             Three          Three           1996
                                         Months Ended    Months Ended  (Inception) to
                                            June 30,       June 30,        June 30,
                                             2001           2000             2001
                                        --------------  -------------  ---------------

NET INCREASE (DECREASE) IN CASH                  (716)             22              277

CAS - BEGINNING                                   993             170                -
                                        --------------  -------------  ---------------

CASH - ENDING                          $          277   $         192  $           277
                                       ===============  =============  ===============


SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Common stock issued in
  acquisition of office and
  computer equipment and
  purchased research and
  development costs                    $            -   $     870,200  $       870,200
                                       ===============  =============  ===============

                            Read accompanying Notes to Financial Statements.

                           CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                June 30, 2001

NOTE  1.  ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida and has a fiscal year ending March
          31. Initially, the company was engaged in the acquisition and renovation of foreclosed residential homes for resale. The Company is now focussing on further developing and marketing its acquisition of intellectual property (communication software). When fully developed, the software will permit users to interact simultaneously with other users regardless of their geographic location. The Company's headquarters is in Toronto, Canada.

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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2001


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
          ----------------------------------------------------
          These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2001, included in the Company's Form 10K-SB as filed with the SEC.

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

NOTE  3.  RELATED PARTY TRANSACTIONS
          --------------------------

          Due  From  Affiliate
          --------------------

          The Company engaged in various transactions with a Canadian company wholly-owned by the spouse of one of the Company's directors.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2001


NOTE 3.   RELATED PARTY TRANSACTIONS CONTINUED
          ------------------------------------

          The Canadian Company makes advances and/or pays for software research and development costs and general and administrative expenses on behalf of the Company. As of 30 June, 2001 and 2000, the amount due this company was $464,792 and $72,238, respectively. The amounts due do not bear interest and have no fixed term for repayment.


NOTE  4.  CAPITAL  STOCK
          --------------
          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of June 30, 2001, 2,903,900 common shares were issued and outstanding.


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

               And as previously included in the Company's Form 10-SB/A NO. 1 as filed with the SEC specifically noted under PART III, ITEM l., INDEX TO EXHIBITS being:


               -     Exhibit  number  10,  Page  E-30,  Letter  of  Intent

               And as previously included in the Company's Form10K-SB as filed with The SEC specifically noted under PART III, ITEM 13., EXHIBITS being:

               -     Exhibit number  10.2, Page 18, Management Contract

          (b)  Report  on  Form  8-K  -  none

                                   SIGNATURES

              In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 10, 2001                 Crown  International  ,  Inc./FL

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