Form 10KSB/A
period 2001-03-31
CROWN INTERNATIONAL INC/FL
filed 2001-08-21
CIK 1125782

CROWN INTERNATIONAL INC.



                            FILING TYPE:     10KSB/A
                            DESCRIPTION:     ANNUAL  REPORT
                            FILING DATE:     August 20,  2001
                            PERIOD  END:     MARCH  31,  2001


                       PRIMARY EXCHANGE:     OVER THE COUNTER BULLETIN BOARD
                                TICKER:




                                TABLE OF CONTENTS
                                Index to Annual
                              Report on Form 10-KSB
                               Amendment Number 1
                  For The Fiscal Year Ended March 31, 2001

                                                                            Page
Part  I                                                                       1

Item  1.    Description  of Business                                          1

Item  2.    Description  of Property                                          8

Item  3.    Legal  Matters                                                    9

Item  4.    Submission  of Matters to a Vote of Security Holders              9

Part  II                                                                      9

Item  5.    Market  for Common Equity and Related Stockholder Matters         9

Item  6.    Plan Of Operation                                                10

Item  7.    Financial Statements                                             12

Item  8.    Changes In and Disagreements With Accountants on Accounting      12
            and  Financial  Disclosure

Part  III                                                                    12

Item  9.    Directors, Executive Officers, Promoters and Control Persons;    12
            Compliance  with  Section  16(a)  of  the  Exchange  Act

Item  10.   Executive Compensation                                           15

Item  11.   Security Ownership of Certain Beneficial Owners and Management   15

Item  12.   Certain Relationships And Related Transactions                   16

Item  13.   Exhibits and Reports on Form 8-K                                 17


FINANCIAL  STATEMENTS                                                        18

SIGNATURES                                                                   19

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                               Amendment Number 1


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

                                        1
PART  I
-------

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

 (a)  BUSINESS  DEVELOPMENT
 --------------------------

     Crown International Inc. (the "Company") was incorporated on December 6th, 1996 under the laws of the State of Florida under the name of Crown International Inc. See Exhibit 3.1 at Page E-5. The Bylaws of the Company are included as Exhibit 3.2 Page E-10. From the date of its corporation to 31 March 2000, the only activity undertaken by the Company was on November 5th, 1999 where the Company entered in to a Bill of Sale with Greatway Global Communications Corp. (identified hereinafter as "Greatway") an Ontario, Canada Corporation. See Exhibit 2 Page E-1. The above exhibits were previously filed with the Registrant's Form 10-SB filed 2 November, 2000. This Bill of Sale provided as follows:


     (1) Greatway transferred all of its assets and intellectual properties to the Company at Greatway's net book value. These assets and equipment are listed on Schedule A of the Bill of Sale filed as Exhibit 2, Page E-1 of the registrant's Form 10SB previously filed. The equipment was transferred for the amount of $20,200 and are commodity items. The intellectual property, being Greatway's research and development expenditures, were transferred for the amount of $850,000.


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


     (3) As described above, Greatway, on November 5, 1999 sold all of its assets to Crown International, Inc. under an Agreement. Refer to Exhibit 2, Page E1 of Form 10-SB previously filed for a description of the assets aquired.

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


     The financial statements are filed herewith before the signatures commencing on page 18.


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


     Gary Risidore is the President and a Director of the Company. During 1995 and 1996, he was a member of the senior management team with Generex Biotechnology Corp. (GNBT-NASDAQ), a Biotechnology Company. From 1997 to 1999 he was the President and a Director of IVP Technologies Corp. IVP Technologies markets and distributes, by virtue of a Software Distribution Agreement, software that is an enterprise oriented, remote-data collection, management and reporting system. He has worked with Greatway Global Communications Corp.(a networking and telecommunications company ) since 1998. He has successfully developed complete turnkey projects in the industrial sector. He provided consulting services for Greatway Global Communications Corp.(a networking and telecommunications company ) commencing April 1998 and became President and Director of Greatway in April, 1999. From April 1999 until mid September 2000, Mr. Risidore was engaged on a full time basis with Greatway and the Company. Since mid-September, 2000 Mr. Risidore has been convalescing from physical ailments and is not active in the Company and its business.


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


     The Company has entered into a Management Contract with Macwin Investments Inc. for Management, Marketing and Professional services upon such terms and conditions as described and set forth in Exhibit No. 10.2, Page 20 herein.


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


          (2) Greatway Global Communications Corp. is an Ontario, Canada Corporation.

               (a) Macwin Investments Inc., an Ontario, Canada Corporation holds 82% of the common shares of Greatway Global Communcations Corp. Lorna Irwin has controlling ownership and is the sole stockholder of Macwin Investments, Inc.

               (b) 125739 Canada, Inc., a Canadian Private Corporation holds 18% of the common shares of Greatway Global Communications Corp. Kenneth Stewart, personally, and 147854 Canada Inc., a Canadian Private Corporation, in which Kenneth Stewart is the controlling stockholder, are the controlling stockholders of 125739 Canada Inc.


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

       10.2 Management Contract filed to the registrant's Form 10KSB on July 12,2001, Page 20.

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