Form 10KSB/A
period 2001-03-31
CROWN INTERNATIONAL INC/FL
filed 2001-08-21
CIK 1125782

CROWN INTERNATIONAL INC.


                            FILING TYPE:     10KSB/A
                            DESCRIPTION:     ANNUAL  REPORT
                            FILING DATE:     August 20,  2001
                            PERIOD  END:     MARCH  31,  2001

                       PRIMARY EXCHANGE:     OVER THE COUNTER BULLETIN BOARD
                                TICKER:




                                TABLE OF CONTENTS
                                Index to Annual
                              Report on Form 10-KSB
                               Amendment Number 2
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

                                  FORM 10-KSB/A
                               Amendment Number 2


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


                                    CROWN  INTERNATIONAL,  INC./FL
                                    (Registrant)


Dated:  20 August, 200l             By:  /s/  ALAN  IRWIN
                                    -----------------------------
                                    ALAN  IRWIN,  Director  and
                                    Chief  Operating  Person

Dated:  20 August, 2001             By:  /s/  ALEX  KENNEDY
                                    -----------------------------
                                    ALEX  KENNEDY,  Director  and
                                    Secretary

Dated:  20 August, 2001             By:  /s/  LORNA  IRWIN
                                    -----------------------------
                                    LORNA  IRWIN,
                                    Principal  Financial  Person