Form 10QSB
period 2001-09-30
CROWN INTERNATIONAL INC/FL
filed 2001-11-06
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                FORM 10 QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2001

                             Commission File Number
                                    0-31915


                          CROWN INTERNATIONAL, INC./FL
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


            FLORIDA                                     65-0716874
------------------------------              -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

80 Richmond St. West, Suite 1604
Toronto,  Ontario  Canada                                   M5H 2A4
--------------------------------                      ------------------
(Address of principal executive offices)                   Zip  Code


                    Issuer's telephone number: (416)866-8213


Applicable Only To Corporate Issuers: As November 1st 2001 the issuer had 2,903,900 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes (   )  No ( x )

INDEX                                                              PAGE

PART  I.  FINANCIAL  INFORMATION                                   2

Item  1.  Financial Statements                                     2
          Condensed Balance  Sheet                                 4
          Condensed Statement  of  Operations                      5
          Condensed Statements of  Cash  Flow                      6
          Notes  to Financial  Statements                      7 & 8

Item  2.  Plan  of  Operation                                  2 & 3


PART  2.  OTHER  INFORMATION                                       9

Items  1. to  5.                                                   9

Item  6.  Exhibits  and  Report  on  Form 8-K                      9


SIGNATURES                                                         9




PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending September 30, 2001 are submitted in compliance with item 310  (b)  of  Regulation  SB.

Item 2.  Plan of Operation

     The initial features and functions of the Company's technology have been established. By approximately the end of the quarter ending December 31, 2001, the Company anticipates identifying an organization with whom a relationship could be developed to assist the Company in the area of sales , marketing, technology, product support and development.

     The launch of the Company's Box shall be delayed until a relationship with such an organization has been established and that organization has completed an evaluation of the Company's product and technologies and made recommendations in the area of marketing and sales.

     Management of the Company continues to consider the impact of deteriorating economic conditions upon its Plan of Operation. The marketplace and business conditions are a concern and challenge for the Company. While prospective customers are less willing to spend, the features of the Company's technology are designed to reduce travel, couriers, time and cost. These features should be attractive in today's travel adverse environment.

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


     To date the Company continues to be funded from shareholders advances and advances from Macwin Investments Inc. , an Ontario, Canada Corporation owned by Lorna Irwin , spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 4 month period from Shareholder advances, and for the following 8 month period with a private placement for at least $500,000 pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               September 30, 2001
                                   (UNAUDITED)

                                     ASSETS
                                     ------


CURRENT ASSETS
 Cash                                                             $         8

OFFICE AND COMPUTER EQUIPMENT-net of
 accumulated depreciation of $9,164                                    21,028
                                                                  ------------

TOTAL ASSETS                                                      $    21,036
                                                                  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                 $    33,298

DUE TO AFFILIATE                                                      546,445
                                                                  ------------

       Total Liabilities                                          $   579,743
                                                                  ------------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,903,900 shares
  issued and outstanding                                                2,904
 Additional paid-in capital                                           868,736
 Accumulated other comprehensive income                                (1,884)
 Deficit accumulated during the development
  Stage                                                            (1,428,463)
                                                                  ------------

      Total Stockholders' Equity (Deficit)                           (558,707)
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                                      $21,036
                                                                  ============


                   Read accompanying Notes to Financial Statements.

                                CROWN INTERNATIONAL, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                           AND
           PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH SEPTEMBER 30, 2001
                                       (UNAUDITED)


                                                                     Period  from
                                   Six Months       Six Months     December  6,1996
                                 Ended Sept 30     Ended Sept 30    (Inception) to
                                      2001             2000          Sept 30, 2001
                                 -------------  ----------------  -----------------

REVENUES                         $          -   $             -   $              -
                                 -------------  ----------------  -----------------

EXPENSES
 General and administrative           137,871           145,684            417,902
  development costs                    55,527            19,832          1,001,397
 Depreciation                           3,020             2,020              9,164
                                 -------------  ----------------  -----------------

    Total Expenses                    196,418           167,536          1,428,463
                                 -------------  ----------------  -----------------

NET (LOSS)                           (196,418)         (167,536)        (1,428,463)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
   adjustments                           (480)             (195)            (1,884)
                                 -------------  ----------------  -----------------

COMPREHENSIVE INCOME (LOSS)      $   (196,898)  $      (167,731)  $     (1,430,347)
                                 =============  ================  =================


(LOSS) PER SHARE                 $      (0.07)  $         (0.06)  $          (0.85)
                                 =============  ================  =================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 2,903,900         2,903,900          1,682,467
                                 =============  ================  =================


                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                      AND
      PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                                                                    December  6,
                                                       Six            Six               1996
                                                  Months Ended    Months Ended     (Inception) to
                                                  September 30,   September 30,     September 30,
                                                        2001           2000              2001
                                                 --------------  --------------  ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (loss)                                      $   (196,418)  $    (167,536)  $    (1,428,463)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation                                         3,020           2,020             9,164
    Foreign currency translation                          (480)           (195)           (1,884)
     adjustments
    Common stock issued for
     purchased research and
     development costs                                       -               -           850,000
    Increase in accounts payable                        12,050           6,916            33,298
                                                 --------------  --------------  ----------------
NET CASH USED IN OPERATING ACTIVITIES                 (181,828)       (158,795)         (537,885)
                                                 --------------  --------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                             -               -            (9,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in amount due to affiliate                   180,843         159,886           546,445
 Proceeds from issuance of common
  stock                                                      -               -             1,440
                                                 --------------  --------------  ----------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                             180,843         159,886           537,893
                                                 --------------  --------------  ----------------


NET INCREASE (DECREASE) IN CASH                           (985)          1,091                 8

CASH - BEGINNING                                           993             170                 -
                                                 --------------  --------------  ----------------

CASH - ENDING                                    $           8   $       1,261   $             8
                                                 ==============  ==============  ================


SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Common stock issued in
  acquisition of office and
  computer equipment and
  purchased research and
  development costs                              $           -   $     870,200   $       870,200
                                                 ==============  ==============  ================


                  Read accompanying Notes to Financial Statements.

                            CROWN  INTERNATIONAL,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                     NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
                               September 30, 2001

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

                            CROWN  INTERNATIONAL,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                    NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
                               September 30, 2001

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED
          ----------------------------------------------------
          USE  OF  ESTIMATES
          ------------------
          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.


NOTE  3.  RELATED PARTY TRANSACTIONS
          --------------------------

          Due  From  Affiliate
          --------------------

          The Company engaged in various transactions with a Canadian company wholly-owned by the spouse of one of the Company's directors.

          The Canadian Company makes advances and/or pays for software research and development costs and general and administrative expenses on behalf of the Company. As of 30 September, 2001 and 2000, the amount due this company was $546,445 and $159,886, respectively. The amounts due do not bear interest and have no fixed term for repayment.


NOTE  4.  CAPITAL  STOCK
          --------------
          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of September 30, 2001, 2,903,900 common shares were issued and outstanding.


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

PART  II  -  OTHER  INFORMATION

Items 1. to 5. Not  required

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


               And as previously included in the Company's Form 10-SB/A N0.1 as filed with the SEC specifically noted under PART III, ITEM 1., INDEX TO EXHBITS being:

               -  Exhibit  number  10,  Page  E-30,  Letter  of  Intent

               And as previously included in the Company's Form 10K-SB as filed with the SEC specifically noted under PART III, ITEM 13., EXHIBITS being:

               -  Exhibit  number  10.2,  Page  18,  Management  Contract

         (b)   Report  on  Form  8-K  -  none



                                     SIGNATURES

              In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 06, 2001                       Crown  International, Inc./FL


                                               By:  /s/  Alan  Irwin
                                               ---------------------------------
                                               Alan  Irwin
                                               Director/Chief  Operating  Person


                                               By:  /s/  Lorna  Irwin
                                               ---------------------------------
                                               Lorna  Irwin
                                               Principal  Financial  Person