Form 10QSB
period 2001-12-31
CROWN INTERNATIONAL INC/FL
filed 2002-02-14
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                FORM 10 Q SB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2001

                             Commission File Number
                                    0-31915


                          CROWN INTERNATIONAL, INC./FL
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


            FLORIDA                                     65-0716874
------------------------------               -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

80 Richmond St. West, Suite 1604
Toronto,  Ontario  Canada                                  M5H  2A4
---------------------------------------               ------------------
(Address of principal executive offices)                   Zip Code


                    Issuer's telephone number: (416)866-8213


Applicable Only To Corporate Issuers: As December 31, 2001 the issuer had 2,903,900 shares of $.001 par value common stock outstanding.

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



PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending December 31, 2001 are submitted in compliance with item 310  (b)  of  Regulation  SB.

Item 2.  Plan of Operation

     The initial features and functions of the Company's technology have been established. The Company continues its efforts to identify an organization with whom a relationship could be developed to assist the Company in the area of sales, marketing, technology, product support and development. In the meantime, the Company has been introducing its technology and capabilities to potential customers in a broader range of sectors such as publishing, conventions and projects with global participants. The Company's goal is to obtain an installation from which sales might result.

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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                December 31, 2001
                                  (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                   $       451

OFFICE AND COMPUTER EQUIPMENT-net of
 accumulated depreciation of $10,674                         19,518
                                                        ------------

TOTAL ASSETS                                            $    19,969
                                                        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
 Accounts payable                                       $    33,513

DUE TO AFFILIATE                                            609,968
                                                        ------------


       Total Liabilities                                $   643,481
                                                        ------------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 2,903,900 shares
  issued and outstanding                                      2,904
 Additional paid-in capital                                 868,736
 Accumulated other comprehensive income                      (2,421)
 Deficit accumulated during the development
  Stage                                                  (1,492,731)
                                                        ------------

      Total Stockholders' Equity (Deficit)                 (623,512)
                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                       $    19,969
                                                        ============

          Read accompanying Notes to Financial Statements.

                                          CROWN INTERNATIONAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                                        Period from
                                    Three Months Ended        Nine Months Ended       December 6, 1996
                                       December 31,              December 31,          (Inception) to
                                    2001         2000         2001         2000       December 31, 2001
                                 -----------  -----------  -----------  -----------  -------------------

REVENUES                         $        -   $        -   $        -   $        -   $                -
                                 -----------  -----------  -----------  -----------  -------------------

EXPENSES
 General and administrative          61,685       52,336      199,556      198,020              479,587
 Research and
  development costs                   1,073       40,258       56,600       60,090            1,002,470
 Depreciation                         1,510          896        4,530        2,916               10,674
                                 -----------  -----------  -----------  -----------  -------------------

    Total Expenses                   64,268       93,490      260,686      261,026            1,492,731
                                 -----------  -----------  -----------  -----------  -------------------

NET (LOSS)                        (  64,268)   (  93,490)   ( 260,686)   ( 261,026)          (1,492,731)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
   adjustments                    (     537)         195    (   1,017)           -           (    2,421)
                                 -----------  -----------  -----------  -----------  -------------------

COMPREHENSIVE INCOME (LOSS)      $(  64,805)  $(  93,295)  $( 261,703)  $( 261,026)  $       (1,495,152)
                                 ===========  ===========  ===========  ===========  ===================


(LOSS) PER SHARE                 $(    0.02)  $(    0.03)  $(    0.09)  $(    0.09)  $       (     0.89)
                                 ===========  ===========  ===========  ===========  ===================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               2,903,900    2,903,900    2,903,900    2,903,900            1,682,467
                                 ===========  ===========  ===========  ===========  ===================

                               Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                           December 6,
                                             Nine             Nine            1996
                                         Months Ended     Months Ended   (Inception) to
                                         December 31,     December 31,     December 31,
                                             2001             2000            2001
                                        --------------  ----------------  ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (loss)                            $    (260,686)  $      (261,026)  $(1,492,731)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation                                4,530             2,916        10,674
    Foreign currency translation               (1,017)                -        (2,421)
     adjustments
    Common stock issued for
     purchased research and
     development costs                              -                 -       850,000
    Increase in accounts payable               12,265                 -        33,513
                                        --------------  ----------------  ------------
NET CASH USED IN OPERATING ACTIVITIES        (244,908)         (258,110)     (600,965)
                                        --------------  ----------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                    -                 -        (9,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in amount due to affiliate          244,366           263,577       609,968
 Proceeds from issuance of common
  stock                                             -                 -         1,440
                                        --------------  ----------------  ------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                    244,366           263,577       601,416
                                        --------------  ----------------  ------------

NET INCREASE (DECREASE) IN CASH                (  542)            5,467           451
                                        --------------  ----------------  ------------

CASH - BEGINNING                                  993               170             -
                                        --------------  ----------------  ------------

CASH - ENDING                           $         451   $         5,637   $       451
                                        ==============  ================  ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Common stock issued in
  acquisition of office and
  computer equipment and
  purchased research and
  development costs                     $           -   $             -   $   870,200
                                        ==============  ================  ============

                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001

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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001

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

               Due From Affiliate
               ------------------

               The Company engaged in various transactions with a Canadian company wholly-owned by the spouse of one of the Company's directors.

               The Canadian Company makes advances and/or pays for software research and development costs and general and administrative expenses on behalf of the Company. As of December 31, 2001 the amount due this company was $609,968. The amounts due do not bear interest and have no fixed term for repayment.


NOTE  4.       CAPITAL  STOCK
               --------------
               The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2001, 2,903,900 common shares were issued and outstanding.


NOTE  5.       INTELLECTUAL  PROPERTY/PURCHASED  RESEARCH AND  DEVELOPMENT COSTS
               -----------------------------------------------------------------

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


Date:  February 13th, 2002             Crown  International  ,  Inc./FL


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