Form 10KSB
period 2002-03-31
CROWN INTERNATIONAL INC/FL
filed 2002-07-12
CIK 1125782

CROWN  INTERNATIONAL  INC.



                  Filing Type:     10KSB
                  Description:     Annual Report
                  Filing Date:     July 12, 2002
                  Period  End:     March 31, 2002


          Primary Exchange:        Over the Counter Bulletin Board
          Ticker:

                                Table of Contents

                                Index to Annual
                              Report on Form 10-KSB

                    For The Fiscal Year Ended March 31, 2002

                                                                           Page

Part  I                                                                       1

Item  1.    Description  of Business                                          1

Item  2.    Description  of Property                                          9

Item  3.    Legal  Matters                                                    9

Item  4.    Submission  of Matters to a Vote of Security Holders              9

Part  II                                                                     10

Item  5.    Market for Common Equity and Related Stockholder Matters         10

Item  6.    Plan Of Operation                                                10

Item  7.    Financial Statements                                             11

Item  8.    Changes In and Disagreements With Accountants on Accounting      11
            and  Financial  Disclosure

Part  III                                                                    12

Item  9.    Directors, Executive Officers, Promoters and Control Persons;    12
            Compliance  with  Section  16(a)  of  the  Exchange  Act

Item  10.   Executive Compensation                                           13

Item  11.   Security Ownership of Certain Beneficial Owners and Management   14

Item  12.   Certain Relationships And Related Transactions                   15

Item  13.   Exhibits  and  Reports  on  Form  8-K                            15

SIGNATURES                                                                   16

FINANCIAL  STATEMENTS                                                        17

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: March 31, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For  the  transition  period  from           to

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

Issuer's  telephone  number:  416-866-8213
                              --------------

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for twelve months ended March 31, 2002: NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable. The Company has no public trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,903,900 shares of common stock, as of March 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format: No

This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

PART  I
ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

 (a)  BUSINESS  DEVELOPMENT
 --------------------------

     Crown International Inc. (the "Company") was incorporated on December 6th, 1996 under the laws of the State of Florida under the name of Crown International Inc. See Exhibit 3.1 at Page E-5. The Bylaws of the Company are included as Exhibit 3.2 Page E-10. From the date of its corporation to 31 March 2002, the only activity undertaken by the Company was on November 5th, 1999 where the Company entered in to a Bill of Sale with Greatway Global Communications Corp. (identified hereinafter as "Greatway") an Ontario, Canada Corporation. See Exhibit 2 Page E-1. The above exhibits were previously filed with the Registrant's Form 10-SB filed 2 November 2000. This Bill of Sale provided as follows:

(1)Greatway transferred all of its assets and intellectual properties to the Company at Greatway's net book value. These assets and equipment are listed on Schedule A of the Bill of Sale filed as Exhibit 2, Page E-1 of the Registrant's Form 10-SB previously filed. The equipment was transferred for the amount of $20,200 and are commodity items. The intellectual property, being Greatway's research and development expenditures, were transferred for the amount of $850,000.

(2)The Company completed this sale with the exchange of 2,000,000 shares of Crown International Inc. (Florida) to Greatway. No monies were exchanged in the transaction.

(3)Greatway remains the registered owner of the 2,000,000 shares of the Company. Macwin Investments Inc., an Ontario, Canada Private Corporation and 125739 Canada Inc., a Canadian Private Corporation, own 1,640,000 and 360,000 respectively of the total issued and outstanding shares of Greatway.

(4)The Agreement was completed November 5th, 1999 and 2,000,000 shares of Crown International Inc. (Florida) were subsequently issued to Greatway. All shares as issued have restrictive legends under Rule 144 of the Securities Act of 1933 as amended. The Company presently operates the business hereinafter described and other than the asset purchase the Company has had no separate business activities since its formation to the current date.

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

     Greatway is a predecessor of the Company, based upon the definition of "Predecessor" in Regulation (Section) 240.12b-2 (Rule 12b-2), under the Securities Exchange Act of 1934, as amended. Accordingly, the developments of Greatway during the last three years is as follows:

(1) Greatway Global Communications Corp. was formed as a Corporation under the laws of Ontario, Canada on October 6, 1997.

(2) Greatway is a corporation in good standing under the laws of Ontario, Canada as of the date of this filing.

(3) As described above, Greatway, on November 5, 1999 sold all of its assets to Crown International, Inc. under an Agreement of Bill of Sale. Refer to Exhibit 2, Page E1 of Form 10-SB previously filed for a description of the assets acquired.

     As of March 31,2002 there has been no other items of business to report.

(b)  BUSINESS  OF  ISSUER
-------------------------

GENERAL

     Firstly, the Company intends to offer the following services to businesses and Corporations. These services are described as follows:

- Corporate Broadcasting - which includes the delivery over the internet of Corporate information and events. Basic services would include meetings, such as annual general meetings of shareholders, corporate messages, product launches or promotional information, corporate profiles, all of which would be delivered or broadcast over the internet

- Strictly Electronic Meetings - whether text, audio, video or combination thereof would be delivered over the internet

- Enriched Website Features - which would include some features of the Company's technology such as the ability of website users in various different geographic locations at the same or various different times to work together and share data files and for those various users to manage the content of a website, thereby linking over the internet various corporate participants, such as investors, suppliers, branch locations, customers, professionals, sub contractors, in a network for working together and sharing information over the internet

     Secondly, The Company intends to rent an item of electronic equipment, having dimensions of 19" wide by 19" deep by 4" thick, and being a server which is a computer with which other computers over a network can request and receive information; which server will contain the Company's software that is designed to permit users to interact simultaneously and work with and make changes on content or data files (audio, video, text, graphics, animation and design) with other users having their own similar server regardless of their geographic location (herein referred to as the "Box").

(1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS:
------------------------------------------------------------

Principal  Products  or  Services
---------------------------------

     The Company's services as described above are intended to provide the Company's corporate customers with a full range of means by which to communicate electronically and broadcast or deliver over the internet information, data or messages to corporate participants.

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

     Users are able to set file status codes, send messages, update files, retrieve files, set permissions on files, and create their own "mediafile" categories. The Box allows users to preview files without coming into the workplace or studio. Using the Company's data delivery technologies they are able to preview media formats directly from the central server (Box). This saves having to convert media files to standard streaming (Or delivery) format.

System Architecture: The Company intends to provide its services by retaining Companies with which it has developed close relationships during the development of its technologies, to produce the specifications and features of its services. For example, the Company, in order to provide its services, must co-ordinate functions such as audio video production with a camera at a corporate site and editing the production and adapting it for delivery or distribution over the internet (streaming) in a studio facility.

     For the Company's technology and Box, the Company's cross platform solution to multimedia collaboration means that the Company's system works on all major computer operating systems such as Microsoft's Windows, UNIX, Linux, Macintosh and Sun and it is designed to integrate into any studio environment. The Company's architecture for the Box allows it to be shipped pre-configured to users, thereby reducing the time for set up procedures at the users site. These Boxes will be linked by a variety of transmission lines having a wide range of speeds and capacity to create a network for interaction of various functions and tasks required in the production of content in various sectors such as film, recording and advertising, education and training or industrial design. The Company's Business Model involves the rental of fully configured computer servers (the Box), containing the Company's software, at various user sites. As part of the rental or subscription service , each Box will be upgraded remotely by the Company transferring over the network to customer's Boxes the upgrades as enhancements are released. The box will be rented in two versions.

     (1) The Master Box - is intended for the prime production facility and will contain all versions of data files in a project. It is currently the Company's intention to physically locate the Master Box at an internet service provider so as to maximize the speed and delivery of the data to all participants in the Project.

     (2) The Client Box - will be located at the premises of sub contractors such as animators, sound recording, film, graphic designers, editors, advertising agencies and their clients or workstations of corporate participants in various geographical locations.

b)  Markets
-----------

Market  Segmentation
--------------------

     Initially, the Company intends to market its services to small and mid-sized corporations that are publicly traded. These corporations may have a desire to make available their shareholder meetings over the internet. The Company views the internet delivery of meetings as an entry-level introduction to the full range of the Company's services.

     The Company, initially, plans to market the Box to corporations and production facilities, worldwide where participants in a project located in various diverse geographic locations can work together on a data file at the same time without the need to travel.

     Since November 1999,in the opinion of management of the Company, the Company was positioned to take its technologies and products to the commercial world, starting with a select number of targeted customers in North America and Europe. These targeted customers would be studios that perform various functions such as video, sound, animation, design and graphics. However, because of poor conditions in the advertising and studio sector as well as the marketplace in general, the Company's management has decided to withhold marketing the Box until conditions and attitudes towards new technology improves. In the meantime, the Company intends to market its services to corporations and thereby develop a customer base to whom the box can be marketed. Services such as Corporate Broadcasting are the focus of the Company until such conditions improve.

     The market place, which already offers video streaming (delivery) and exchange, the Company's Box is intended to provide a fully functional, self contained solution to facilitate collaboration (or working together) of geographically separated production facilities in the audio and video recording industry without the need to courier tapes, disks and other media format. In addition to the Company's software allowing users to interact, the Company has incorporated its own asset management system that allows any production house in the network of users of the Box to track changes and synchronize the activity of a project and to store all versions of various files, including an integrated process offering multi functions and multi tasks to collaborate at the same time. A master file for working together will be located in the Master Box and can be accessed and worked upon remotely from Client Boxes in various locations. The master file remains up to date and current in the Master Box.

Business  Applications  of  Services
------------------------------------

     Internet Corporate Broadcasting Services - for delivery over the internet:

1)   Basic
          Meetings(i.e.  shareholders)
                             -    audio
                             -    video
                             -    recorded or live
          Corporate messages -    press releases
                             -    President's
                             -    Executive interviews
          Products           -    launches
                             -    displays
          Corporate  Information  or  Promotional  video

2)   Electronic Meetings - can be conducted on the internet utilizing solely text

3)   Enriched Corporate Website
          - Collaboration and Interactivity where participants can share and work together on data files from difference geographic locations over the internet

          - Incorporating the foregoing - meetings, messages, product displays etc.
          -    Content management - without webmaster intervention
          - Content creation, change and approvals can be assigned across an organization
          - Networking corporate participants(clients, suppliers, projects, etc.)
          -    Ease of set-up and use
          - Centralize the Management of projects in multiple geographic locations.


Business  Applications  of  Technology
--------------------------------------

     In the opinion of Management of the Company, its technology can be used in a wide variety of applications. The company plans to bring these to market in a specific order, to maximize the return on investment and streamline the development effort. The Company will market its technology in the following order:

1) Corporate Broadcasting - services being offered by The Company.

2) "GlobeLink Box" - as described above, allows geographically separated production facilities to work together without the need to courier tapes, disks and other forms of media.

3) Broadband on Demand - where high data capacity transmission lines like fiber optic can be used and paid for as required by the user and is to be marketed to telephone companies and internet service providers. This facilitates the dissemination of audio and video as required by using the Company's "hub" (a box with large storage capacity) which will receive, store and transfer data files from various locations within a local region (city) and make those files available to other locations.

4) Virtual Private Networks - for multi location corporations - enables working together at the same time on files from various remote locations. The Company's project management software provides version control to be time stamped of changes being made by each participant. Version control is where each version of a data file on which work has been performed is saved and catalogued.

5) Broadband Content Providers (Content providers requiring high data capacity transmission lines) - not only allows the streaming (delivery) of quality audio and video over the internet, but includes the ability to:
*    use multiple pictures on the same screen
*    display full motion video
*    interactive video conferencing
*    initialization (initiate a session from a remote location)

6) Distance Training/Education (Teacher or Instructor from one location providing a course over the Internet to multiple remote locations) - the Company's software allows the delivery of high resolution detail, thereby enhancing the training material and minimizing the communication costs.

(c) Other
---------

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

Raleigh Studios, Hollywood
Dan Krech Productions, Inc., Toronto, Canada
General Assembly, Ottawa, Canada
Stonehenge Studios, Toronto, Canada
Vault Studios, Toronto, Canada
Discovery Productions, Toronto, Canada

During the development of the Company's technologies, familiarity with internet participants, technologies and requirements were acquired by the Company's management. In the area of content and data management of web sites on the internet, the Company developed a close relationship with X2idea Corp., a corporation based in Toronto, Canada that provides enriched web services.

(2)  DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICE
----------------------------------------------------------

     For the Company's Services: By offering a full range of internet communications services, Management of the Company intends to develop a customer base by offering basic and reasonably priced services. From this base the Company anticipates future sales of its more elaborate services and of its technologies.

     For the Company's Product (Box ): In the opinion of Management of the Company, by placing the Company's Box into the site of each participant in a project, the participant's can work together on the same data file at the same time or efficient time. Because the Company's Box was developed within the studio environment and with the guidance of studio participants, in the opinion of management of the Company, the Company's box contains the features, functions and technological compatibilities to provide an industry specific solution that to the user is intended to be "plug and play" and user friendly. Also with the prevalence of various transmission lines having a wide range of speeds and capacity, the Box should be available for use to a variety of locations.

     Through use and visibility among industry participants, in the opinion of Management of the Company, a network of users of the Box should evolve. Also as a result of user feedback and our own studio partners, updates and enhancements will regularly be provided to users as part of their rental/subscription fee. The rental fee of the Company's Box was determined after discussion with some of its industry participants and was based upon the rental fee being less than the industry's current costs for working together on content files from different locations, such as travel and couriers.

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

(4)  COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE
     ---------------------------------------------------------------------------
POSITION  IN  THE  INDUSTRY  AND  METHODS  OF  COMPETITION:
-----------------------------------------------------------

     a)   General
     ------------

     The Company's Services: During the development of the Company's technologies, Management of the Company acquired an awareness and understanding of the various components required to provide its services. Accordingly Management of the Company is of the opinion that it can offer its services less expensively and quicker because of its understanding of the process and its relationships with the studios and technical people required to provide its services.

     The Company's Box: In the opinion of Management of the Company, the Company's Box is intended to save time and money for studios or workplaces that presently work together and share data files by using couriers and personal travel. Presently some products enable users to share a document on line - the so called electronic white board. However, in the opinion of Management of the Company, no other current offerings allow for the combination of working together and making changes on a project at the same time and combining various functions and tasks.

     In the opinion of the Management of the Company ,the marketplace offers single or limited function technologies that enable users to exchange or share content files and work together on them. In the opinion of Management of the Company , the Company Box is an integrated process for multi tasks and functions and compatibilities required by production facilities in the film, entertainment, recording and advertising sectors but which could be adapted to other sectors such as training, education, or commercial design. In the opinion of Management of the Company, the Company views its competitive advantage as an integrated and centralized environment, but which can also be used generally where users in various geographic locations wish to work together and share the same data files.

     Any one or more of our competitors or other enterprises not presently identified by or known to us may develop technologies and/or products which are superior to ours, less expensive than our products and technologies or market more successfully existing or new competing products and technologies. To date, we have not generated any revenues from our products or technologies and are competing against companies that may have significantly greater financial and human resources.

     b)   Barriers  to  Entry
     ------------------------

In the opinion of Management of the Company the barriers to entry are -

1)   For its Services:
     - In a troubled economy, the reluctance to break from historical practices and use the internet to deliver or broadcast and communicate meetings, messages, product launches

     - For publicly traded companies, assurance of regulatory compliance for shareholder meetings and disclosures
     - Time and expense to install and train people for interactive internet working together

2)   For  its  Box:

     - The need for any potential competitor to have in-house software engineers that have the requisite technical skills coupled with a detailed understanding of how the modern production studio operates. Over the last five years the Company has worked closely with studio people and facilities in order to determine their needs and functions as previously stated in Development History including Industry Participants
     - The need for access to a high-speed network and production studio environment in order to develop and test the software during the development process which the Canarie project provided the Company
     - The technophobic, conservative nature of some participants generally and specifically in the production studio industry. The Company is well aware of the need to include visible sites and users for its Box. Therefore the Company has regularly consulted with studio owners and participants who have not only provided significant input concerning the features needed, but who are also candidates to use the "Box" in the initial roll out.
     - The marketplace generally is adverse to new technology and the slowing economy makes more difficult expenditures for technology.

c)   Advertising and Promotion
------------------------------

    1) Regarding the Company's corporate services, the Company intends to approach organizations with a customer base interested in broadcasting information and events. For example, transfer agents, investor and public relations corporations, shareholder services organizations, corporate event and incentive organization.

    2)    The Company is following a number of approaches to promoting the box:

     - As the Company acquires clients to use its services, the Company will introduce them to the Company's Box.
     - The Company's technology and business model has been developed with the assistance of numerous industry partners and participants. Initially the Company will solicit the support of key participants to use the Boxes for their projects and will thereby act as natural references. Accordingly from these world wide contacts a Global network of studios or other users of the Box will evolve and form the initial customer base or "Critical Mass" and act as the springboard for future Global sales.
     - The Company plans to retain a third party company to package the Box and develop promotional material.

(5)  SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS  AND  THE NAMES OF PRINCIPAL
--------------------------------------------------------------------------------
SUPPLIERS:
----------

     For the Company's services, it intends to work closely with Discovery Productions, Toronto, Canada for content production and studio requirements and for its enriched web services and technology support with x2idea Corp., Toronto, Canada.

     The principal component of the Box is a server which , in the opinion of Management of the Company, is readily available in the marketplace, the most favoured presently by Management of the Company is that supplied by VALinux. In addition certain readily available software is also incorporated into the Box. The Company's software together with strong security is integrated very simply into the foregoing.

(6)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS:
     --------------------------------------------------

The  Company  has  no  customers.

(7)  PATENTS,  TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS
     ---------------------------------------------------------------------------
OR  LABOUR  CONTRACTS,  INCLUDING  DURATION:
--------------------------------------------

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

(8)  NEED  FOR  ANY  GOVERNMENT  APPROVAL  OF  PRINCIPAL  PRODUCTS  OR SERVICES:
--------------------------------------------------------------------------------

At this time there is no required government approval of the products and services offered. Further, there are no direct governmental regulations that impact the business operations.

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

(10)  ESTIMATE  OF  THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON
--------------------------------------------------------------------------------
RESEARCH  AND  DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE
--------------------------------------------------------------------------------
COST  OF  SUCH  ACTIVITIES  ARE  BORNE  DIRECTLY  BY  CUSTOMERS:
----------------------------------------------------------------

     For the fiscal year ended 31 March 2002 the Company expended $35,451.00 on research and development and for the fiscal year ended 31 March, 2001, the Company expended $95,870 on Research and Development.

     Both of these amounts are comprised of monies expended by the Company. Macwin Investments advanced the monies for these expenditures.


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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

Not  applicable.

PART  II

ITEM  5.  MARKET  PRICE  OF  AND  DIVIDENDS  ON  THE  REGISTRANT'S
------------------------------------------------------------------
       COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
       --------------------------------------------------

(a)  Market  Information:
There is no public trading market for the common stock of Crown International, Inc.

The securities to be registered in this filing are the common stock of the Company . The Company has no other class of stock. In regard to this class of common equity:

     1) There is no stock subject to outstanding warrants or options of any type whatsoever.

     2) The registrant has not agreed to register under the Securities Act any of the stock owned by the stockholders. At this time 403,600 shares are free trading (being held by non-affiliates for a continuous period in excess of two years) and could be sold under Rule 144(k) if that rule were available. 2,500,300 shares are held by affiliates for over one year and could be sold under Rule 144(e)(1)

     3) There is no stock that is proposed to be publicly offered by the registrant, or otherwise.

(b)  Holders:
The only class of equity in the Company is common stock . There are approximately 36 stockholders of record.

(c)  Dividends:
The Company has never paid dividends and has no intention of paying dividends in the future.

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

ITEM  6.  PLAN  OF  OPERATION
-----------------------------

     The Company's technology located in the boxes has been disassembled and will be held in abeyance until market conditions improve or a compelling and profitable customer or customers are ready to buy. The Company does not plan to do any Research and development at this time.

     By the end of August 2002 the Company intends to produce on a potential customer's website a demonstration of certain features of the Company's services. With the availability of this website demonstration, the Company can approach prospective corporate customers to purchase its services.

     The Company plans to market not only directly to corporations but also through organizations with a base of corporate clients such as transfer agents, investor and shareholder organizations and organizations marketing corporate packages and incentives. As the Company acquires corporate customers using the Company's basic services, the Company will offer to this customer base its more enriched services such as web content management, the Company's Box, and features of the Company's technology.

     In addition to the Box rentals, where customers have multiple locations or functions and private and secure transmission lines, (its own network) the Company intends to offer enterprise software to these corporations or groups having multiple locations and their own private network. The Company's software would be installed for a one year period into one Box which would be linked to the users' desk top computers performing various functions in a production within the private network. In addition where these corporations or groups require additional customization an additional fee will be rendered. Also, Boxes can be rented to these corporations for use by their clients or other associated locations outside of their private network.

     To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin , spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 6 month period from Shareholder advances, and for the following 6 month period with a private placement for at least $300,000 pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

     Further, the Company plans to raise $2,000,000 under Rule 506 for the purposes of adapting its technology to other uses and sectors and for the marketing thereof and to fund further Research and Development for its technologies and applications, all of which are optional.

     (a)In the opinion of Management of the Company, in the event that the Company is not able to raise all or part of the anticipated $2,000,000, the Company will defer future Research and Development expenditures and delay non critical expenditures. In the opinion of Management of the Company Such actions, should they become necessary will not interfere with the day to day operations of the Company.

     (b)The Company's priority is to offer its services, which are not dependent upon the $2,000,000 placement. In the opinion of Management of the Company, it has the ability to fund operations for twelve months due to minimum expenditures of administrative and operating costs regardless of the funding it intends to obtain from the private placements.

     The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to technology consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next fiscal year.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

The financial statements are filed herewith before the signatures commencing on page 17.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
------------------------------------------------------------

Not  applicable.

PART  III
---------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORSAND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH  SECTION  16A  OF  THE  EXCHANGE  ACT.
-------------------------------------------

(a)   DIRECTORS  AND  EXECUTIVE  OFFICERS:
------------------------------------------

     The following table lists, as of 31 March, 2002, the directors and executive officers of the Company:


Name,  Municipality  of Residence   Age   Length  of  Service
---------------------------------   ---   --------------------------
Alex  Kennedy                       67    Appointed  as  Director  and
Toronto,  Ontario                         Secretary,  Since  April 22, 2000

Gary  Risidore                      55    Appointed  President  and
Toronto,  Ontario                         Director,  Since  April 22, 2000

Alan  Irwin                               Appointed  Director
Toronto,  Ontario                   59    Since  April  22,  2000

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

(b)   IDENTIFY  SIGNIFICANT  EMPLOYEES
--------------------------------------

     There are no employees with the Company. The following provide Consulting services to the Company:

     Name, Municipality of Residence   Age   Length  of  Service
     --------------------------------------------------------------------
     Lorna  Irwin                      50    Principal  Financial  Person
     Toronto,  Ontario                       since  November  1999
     Canada

     Lisa  Bailey                      45    Senior  Financial  Advisor
     Perth,  Ontario                         since  November  1999
     Canada

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

     Lisa Bailey - is a self employed small business advisor. Since 1984 she has offered financial services and specializes in the area of planning, administration and management of businesses. Currently working in the Ottawa, Canada area Ms. Bailey has acted as the Senior Financial advisor to Greatway, and now, the Company and provides assistance in matters of financial planning and projections.

     Lorna Irwin, being the Principal Financial Person, provides management services as a representative of Macwin Investments Inc. She receives no compensation from the Company.

     Lisa Bailey is available upon request to the Company to advise on general financial matters and to assist in the preparation of financial statements and projections.

     The Company has entered into a Management Contract with Macwin Investments Inc. for Management, Marketing and Professional services upon such terms and conditions as described and set forth in Exhibit No. 10.3, Page 18 herein.

(c)  COMPLIANCE  WITH  SECTION  16(a)  of  THE  EXCHANGE  ACT:
--------------------------------------------------------------

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

    Amount of time devoted to the Company's business by Officers/Directors:
       Alan  Irwin,  Director                             -     100%
       Alex  Kennedy,  Director/Secretary                 -      30%
       Gary  Risidore,  Director/President                -       5%

     Amount of time devoted to the Company's business by Significant others as stated in ITEM 9 (b) above:

      Lorna  Irwin                               -      100%
      Lisa  Bailey                               -       30%

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

(a)   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
      ----------------------------------------------------

       The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be the beneficial owner of more than five percent of any class of the said issuer's voting securities:

          Name and               Amount and
          Address of             Nature of
Title of  Beneficial             Beneficial    Percentage
Class     Owner                  Owner         of Class
----------------------------------------------------------
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

(2) Greatway Global Communications Corp. is an Ontario, Canada Corporation.

     (a)Macwin Investments Inc., an Ontario, Canada Corporation holds 82% of the common shares of Greatway Global Communications Corp. Lorna Irwin has controlling ownership and is the sole stockholder of Macwin Investments, Inc.

     (b)125739 Canada, Inc., a Canadian Private Corporation holds 18% of the common shares of Greatway Global Communications Corp. Kenneth Stewart, personally, and 147854 Canada Inc., a Canadian Private Corporation, in which Kenneth Stewart is the controlling stockholder, are the controlling stockholders of 125739 Canada Inc.

(b)  SECURITY  OWNERSHIP  OF  MANAGEMENT
     -----------------------------------

     The following information lists, as to each class, equity securities beneficially owned by all directors.

          Name and               Amount and
          Address of             Nature of
Title of  Beneficial             Beneficial    Percentage
Class     Owner                  Owner         of Class
----------------------------------------------------------
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

There are no arrangements that may result in a change in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     Since April 1, 2000 the Company has been provided with monies and services for the Company's activities in the amount of $697,455 by Macwin Investments Inc. Macwin Investments Inc., a Ontario, Canada private Corporation owned by Lorna Irwin, the spouse of Alan Irwin, a Director of the Company. Macwin Investments is the controlling shareholder of Greatway Global Communications Corp., the holder of 68.87% of the common stock of the Company.

     Macwin Investments Inc. has provided management services to the Company in the amount of $390,600 and monies in the amount of $306,855 for the purchase of equipment, general and administrative expenses and research and development expenses. To date $60,547 of the monies advanced have been repaid to Macwin Investments Inc.

     The outstanding advances in the amount of $636,908 are non-interest bearing and have no fixed term for repayment.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)   Exhibit  No.    Description
      ------------    -----------

          2           Bill  of  Sale  filed  to the Registrant's Form 10-SB on 2
                      November,  2000,  Page  E-1
          3.1         Articles  of  Incorporation  of  Crown International, Inc.
                      filed  to  the  Registrant's  Form  10-SB  on  2 November,
                      2000,  Page  E-5
          3.2         Bylaws  of  Crown  International,  Inc.  filed  to  the
                      Registrant's  Form  10-SB  on  2 November, 2000, Page E-10
          10          Letter  of  Intent  filed to the Registrant's 10-SB/A on 1
                      May,  2001,  Page  E-30
          10.2        Management  Contract  filed  to  the  registrant's  Form
                      10KSB  on  July  12,2001,  Page  20
*         10.3        Management  Contract,  page  18
---------------------
*Filed  herewith

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

                              CROWN  INTERNATIONAL,  INC./FL
                              (Registrant)


Dated:  12 July, 2002         By  :  /s/  ALAN  IRWIN
                              -----------------------------
                              ALAN  IRWIN,  Director  and
                              Chief  Operating  Person

Dated:  12 July, 2002         By  :  /s/  ALEX  KENNEDY
                              -----------------------------
                              ALEX  KENNEDY,  Director  and
                              Secretary

Dated:  12 July, 2002         By  :  /s/  LORNA  IRWIN
                              -----------------------------
                              LORNA  IRWIN,
                              Principal  Financial  Person

                            CROWN INTERNATIONAL, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                            CROWN INTERNATIONAL, INC.
                          (A Development Stage Company)


                                    CONTENTS
                                    --------


                                                                            PAGE

Independent Auditors Report                                                  1

Financial Statements:

   Balance Sheet                                                             2

   Statements of Operations and
   Comprehensive Income                                                      3

   Statements of Changes in Stockholders
   Equity (Deficit)                                                          4

   Statements of Cash Flows                                                5 - 6

   Notes to Financial Statements                                          7 - 12

                            CROWN INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2002


                                     ASSETS
                                     ------


CURRENT ASSETS
 Cash                                                                 $     244

COMPUTER AND OFFICE EQUIPMENT- net of
 accumulated depreciation of $12,182                                     18,010
                                                                      ----------

TOTAL ASSETS                                                          $  18,254
                                                                      ==========



                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
                  ---------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                   $  34,608

DUE TO AFFILIATE                                                        636,908

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)                                         (653,262)
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                                   $  18,254
                                                                      ==========


                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      YEARS ENDED MARCH 31, 2002 AND 2001
                                      AND
        PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2002


                                                                   December 6, 1996
                                       Year Ended    Year Ended      (Inception)
                                       March 31,     March 31,       to March 31,
                                          2002          2001             2002
                                      ------------  ------------  ------------------
REVENUES                              $         -   $         -   $               -
                                      ------------  ------------  ------------------

EXPENSES
  General and administrative              275,977       278,761             556,008
  Software research and development
   Costs                                   35,451        95,870             981,321
  Depreciation                              6,038         4,461              12,182
                                      ------------  ------------  ------------------

     Total Expenses                       317,466       379,092           1,549,511
                                      ------------  ------------  ------------------

NET (LOSS)                               (317,466)     (379,092)         (1,549,511)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
   Adjustments                             26,013        (1,404)             24,609
                                      ------------  ------------  ------------------

COMPREHENSIVE INCOME (LOSS)           $  (291,453)  $  (380,496)  $      (1,524,902)
                                      ============  ============  ==================

(LOSS) PER SHARE                      $      (.11)  $      (.13)
                                      ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           2,903,900     2,903,900
                                      ============  ============


                Read accompanying Notes to Financial Statements.

                                      CROWN  INTERNATIONAL,  INC.
                                   (A  Development  Stage  Company)
                        STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS  EQUITY  (DEFICIT)
                      PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2002

                                                                   Deficit
                                                                 Accumulated     Accumulated
                                  Common Stock     Additional    During the         Other
                                Number of   Par      Paid-In     Development    Comprehensive
                                 Shares    Value     Capital        Stage          Income         Total
                                ---------  ------  -----------  -------------  ---------------  ----------
April 4, 1997 - Common shares
  issued for cash                 903,900  $  904  $       536  $          -   $            -   $   1,440
Net loss through March 31,
  1999                                  -       -            -        (1,120)               -      (1,120)
                                ---------  ------  -----------  -------------  ---------------  ----------
Balance - March 31, 1999          903,900     904          536        (1,120)               -         320

November 5, 1999 - Common
  shares issued in acquisition
  of office and computer
  equipment and research and
  development costs             2,000,000   2,000      868,200             -                -     870,200
Net (loss)                              -       -            -      (851,833)               -    (851,833)
                                ---------  ------  -----------  -------------  ---------------  ----------
Balance - March 31, 2000        2,903,900   2,904      868,736      (852,953)               -      18,687

Net (loss)                              -       -            -      (379,092)               -    (379,092)
Foreign currency translation
  Adjustments                           -       -            -             -           (1,404)     (1,404)
                                ---------  ------  -----------  -------------  ---------------  ----------
Balance - March 31, 2001        2,903,900   2,904      868,736    (1,232,045)          (1,404)   (361,809)

Net (loss)                              -       -            -      (317,466)               -    (317,466)
Foreign currency translation
  Adjustments                           -       -            -             -           26,013      26,013
                                ---------  ------  -----------  -------------  ---------------  ----------
Balance - March 31, 2002        2,903,900  $2,904  $   868,736  $ (1,549,511)  $       24,609   $(653,262)
                                =========  ======  ===========  =============  ===============  ==========


                Read accompanying Notes to Financial Statements.

                                  CROWN INTERNATIONAL, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                            YEARS ENDED MARCH 31, 2002 AND 2001
                                            AND
              PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2002

                                                                               December 6, 1996
                                                   Year Ended    Year Ended      (Inception)
                                                   March 31,     March 31,       to March 31,
                                                      2002          2001             2002
                                                  ------------  ------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                      $  (317,466)  $  (379,092)  $      (1,549,511)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                        6,038         4,461              12,182
    Foreign currency translation adjustments           26,013        (1,404)             24,609
    Common stock issued for purchased research
     and development costs                                  -             -             850,000
    Increase in accounts payable                       13,360        21,248              34,608
                                                  ------------  ------------  ------------------
NET CASH USED IN OPERATING ACTIVITIES                (272,055)     (354,787)           (628,112)
                                                  ------------  ------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of computer equipment                             -        (9,992)             (9,992)
                                                  ------------  ------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliate                 271,306       365,602             636,908
  Proceeds from issuance of common stock                    -             -               1,440
                                                  ------------  ------------  ------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       271,306       365,602             638,348
                                                  ------------  ------------  ------------------

NET INCREASE (DECREASE) IN CASH                          (749)          823                 244

CASH - BEGINNING                                          993           170                   -
                                                  ------------  ------------  ------------------
CASH - ENDING                                     $       244   $       993   $             244
                                                  ============  ============  ==================


                Read accompanying Notes to Financial Statements.

                                     CROWN INTERNATIONAL, INC.
                                   (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS (CONTINUED)
                               YEARS ENDED MARCH 31, 2002 AND 2001
                                               AND
                 PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2002

                                                                            December 6, 1996
                                                 Year Ended   Year Ended      (Inception)
                                                  March 31,    March 31,      to March 31,
                                                    2002         2001             2002
                                                 -----------  -----------  ------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  Common stock issued in acquisition of office
  and computer equipment and purchased research
  and development costs.                         $         -  $         -  $          870,200
                                                 ===========  ===========  ==================


                Read accompanying Notes to Financial Statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  1.  ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida and has a fiscal year ending March
          31. During the year ended March 31, 2002, the Company suspended its research and development activities on further developing its acquisition of intellectual property (communication software) referred to in Note 3. At the current stage of development, the Company can and intends to offer its customers a full range of services to communicate electronically and broadcast or deliver over the Internet, information, data or messages. The Companys headquarters is in Toronto, Canada.

          The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Companys product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

          COMPREHENSIVE  INCOME
          ---------------------

          SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and presentation of changes in stockholders equity resulting from non-owner sources. Comprehensive income is the total of net income (loss) and other comprehensive income. For the Company, other comprehensive income is comprised entirely of foreign currency translation adjustments.

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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

NOTE  3.  SOFTWARE  RESEARCH  AND  DEVELOPMENT  COSTS
          -------------------------------------------

          On November 5, 1999, the Company purchased intellectual property (communications software) valued at $850,000. This software has not yet been fully developed and/or marketed. Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs incurred to establish the technological feasibility are expensed as incurred. Technological feasibility is established when all planning, designing, coding, and testing activities necessary to determine that the software can be produced according to design specifications have been completed. To date, all costs including the purchased intellectual property of $850,000 have been expensed. During the year ended March 31, 2002, the Company suspended its research and development activities.

NOTE  4.  INCOME  TAXES
          -------------

          As of March 31, 2002, the Company has net operating loss carryforwards for income tax purposes of approximately $135,700 expiring through March 31, 2022, available to offset future taxable income. No deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Companys net deferred income tax asset

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  4.  INCOME  TAXES  (CONTINUED)
          -------------------------

          are  as  follows:

                                                             2002        2001
                                                          ----------  ----------
            Start-up expenditures                         $ 532,600   $ 426,300
            Net operating loss
             Carryforward                                    51,000      37,700
                                                          ----------  ----------
                                                            583,600     464,000
            Less: Valuation allowance                      (583,600)   (464,000)
                                                          ----------  ----------

            Net deferred income tax
             Asset                                        $       -   $       -
                                                          ==========  ==========

          During the year ended March 31, 2002, the valuation allowance increased by $119,600.

          The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                                             2002        2001
                                                          ----------  ----------

            Tax (benefit) at federal
             statutory rate                                 (34.00)%    (34.00)%
            State tax (benefit), net
             of federal benefit                               (3.63)      (3.63)
            Valuation allowance                               37.63       37.63
                                                          ----------  ----------

            Tax provision (benefit)                           00.00%      00.00%
                                                          ==========  ==========

NOTE  5.  CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On November 5, 1999, 2,000,000 common shares were issued in acquisition of office and computer equipment and intellectual property/ purchased research and development costs valued at $870,200. As of March 31, 2002, 2,903,900 common shares were issued and outstanding.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  6.  RELATED  PARTY  TRANSACTIONS
          ----------------------------

          DUE  TO  AFFILIATE
          ------------------

          The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Companys directors to pay for software research and development costs and general and administrative expenses. As of March 31, 2002, the amount due this company was $636,908. The amount due does not bear interest and has no fixed term for repayment. Subsequent to March 31, 2002, additional net advances of approximately $22,117 were made.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the years ended March 31, 2002 and 2001:

          Management  Fees  -  On  April  1,  2000,  the  Company entered into a
          ----------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of Cdn$300,000 (US$191,700 and US$198,900 during the years ended March 31, 2002 and 2001, respectively). The agreement can be terminated upon thirty days written notice.

          Office  Rent - The Company leased office space for an annual rental of
          ------------
          Cdn$18,000 (US$11,900 and US$11,500 during the years ended March 31, 2002 and 2001, respectively).

NOTE  7.  COMMITMENTS
          -----------

          In addition to the leased office space referred to in Note 6, the Company leases other administrative and software development facilities on a month-to-month basis for $383 and under a one year operating lease for a monthly rental of $725 expiring September 30, 2002.

          The Company also leases computer equipment under noncancelable operating leases expiring through March 2005.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE  7.  COMMITMENTS  (CONTINUED)
          -----------------------

          Future minimum lease payments due under these leases for the years ending subsequent to March 31, 2002 are as follows:

             March  31,                    Amount
             ----------                   --------

                2003                      $  8,838
                2004                         2,192
                2005                         1,147
                                          --------

             Total                        $ 12,177
                                          ========

                          INDEPENDENT AUDITOR'S REPORT



To  The  Board  of  Directors
Crown  International,  Inc.

We have audited the accompanying balance sheet of Crown International, Inc.(a development stage company), as of March 31, 2002 and the related statements of operations and comprehensive income, changes in stockholders' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001 and for the period from December 6, 1996 (inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown International, Inc. (a development stage company) as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 and for the period from December 6, 1996 (inception) through March 31, 2002 in conformity with accounting principles generally accepted in the United States.


By:  /s/  Earl  M.  Cohen
-------------------------

Earl  M.  Cohen , C.P.A/P.A
June  28,  2002
Boca  Raton,  Florida