Form 10QSB
period 2002-06-30
CROWN INTERNATIONAL INC/FL
filed 2002-08-19
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2002

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


Applicable Only To Corporate Issuers: As June 30, 2002 the issuer had 2,903,900 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes (   )  No ( x )

INDEX                                                              PAGE

PART I.     FINANCIAL INFORMATION                                     2

Item 1.     Financial  Statements
            Condensed  Balance  Sheet                                 4
            Condensed  Statement  of  Operations                      5
            Condensed  Statement  of  Cash  Flows                  6, 7
            Notes  to  Financial  Statements                       8, 9
Item 2.     Plan  of  Operation                                    2, 3


PART 2.     OTHER INFORMATION                                        10

Items 1.  to  5.                                                     10

Item 6.  Exhibits  and  Report  on  Form  8-K                        10

SIGNATURES                                                           10

EXHIBITS                                                             11




PART I      FINANCIAL INFORMATION

Item 1.   Financial Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending June 30, 2002 are submitted in compliance with item  310  (b)  of  Regulation  SB.

Item 2.   Plan  of  Operation

  The Company's technology located in the boxes has been disassembled and will be held in abeyance until market conditions improve or a compelling and profitable customer or customers are ready to buy. The Company does not plan to do any Research and Development at this time.

  The Company continues its efforts to identify an appropriate acquisition to provide it with an infra structure or organization, sales assistance and technology support.

  By the end of September, 2002 the Company intends to produce on a potential customer's website a demonstration of certain features of the Company's services. With the availability of this website demonstration, the Company can approach prospective corporate customers to purchase its services.

  The  Company's  services  include:
     - Corporate Broadcasting - which includes the delivery over the internet of Corporate information and events. Basic services would include meetings, such as annual general meetings of shareholders, corporate messages, product launches or promotional information, corporate profiles, all of which would be delivered or broadcast over the internet;

     - Strictly Electronic Meetings - whether text, audio, video or combination thereof would be delivered over the internet;
     - Enriched Website Features - which would include some features of the Company's technology such as the ability of website users in various different geographic locations at the same or various different times to work together and share data files and for those various users to manage the content of a website, thereby linking over the internet various corporate participants, such as investors, suppliers, branch locations, customers, professionals, sub contractors, in a network for working together and sharing information over the internet

  The Company plans to market not only directly to corporations but also through organizations with a base of corporate clients such as transfer agents, investor and shareholder organizations and organizations marketing corporate packages and incentives. As the Company acquires corporate customers using the Company's basic services, the Company will offer to this customer base its more enriched services such as web content management, the Company's Box, and features of the Company's technology.

  In addition to the Box rentals, where customers have multiple locations or functions and private and secure transmission lines, (its own network) the Company intends to offer enterprise software to these corporations or groups having multiple locations and their own private network wherein the Company's software would be installed for a one year period into one Box which would be linked to various users' desk top computers performing various functions in a production within the private network. In addition where these corporations or groups require additional customization an additional fee will be rendered. Also, Boxes can be rented to these corporations for use by their clients or other associated locations outside of their private network.

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

                            CROWN INTERNATIONAL, INC.
                         (A DEVELOPMENT  STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)



                           ASSETS
                           ------
CURRENT ASSETS
   Cash                                                    $         5

OFFICE AND COMPUTER EQUIPMENT-net of
   accumulated depreciation of $13,692                          16,500
                                                           ------------
TOTAL ASSETS                                               $    16,505
                                                           ============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

CURRENT LIABILITIES
   Accounts Payable                                        $    39,895


DUE TO AFFILIATE                                               707,270
                                                           ------------
         Total Liabilities                                     747,165
                                                           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 per value, 50,000,000
    shares authorized, 2,903,900 shares
    issued and outstanding                                       2,904
  Additional paid-in capital                                   868,736
  Accumulated other comprehensive income                        20,793
  Deficit accumulated during the development                (1,623,093)
                                                           ------------
    Stage

        Total Stockholders' Equity (Deficit)                  (730,660)
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                         $    16,505
                                                           ============


                 Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                           Period from
                                       Three Months     Three Months     December 6, 1996
                                       Ended June 30    Ended June 30     (Inception) to
                                           2002             2001          June 30, 2002
                                      ---------------  ---------------  ------------------
REVENUES                              $            -   $            -   $               -
                                      ---------------  ---------------  ------------------
EXPENSES
  General and administrative                  72,074           55,172             628,080
  Software Research and development
    Costs                                          -           53,147             981,321
  Depreciation                                 1,510            1,510              13,692
                                      ---------------  ---------------  ------------------

      Total Expenses                          73,584          109,829           1,623,093
                                      ---------------  ---------------  ------------------

NET (LOSS)                                   (73,584)        (109,829)         (1,623,093)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation
     Adjustments                              (3,816)             (47)            (20,793)
                                      ---------------  ---------------  ------------------
COMPREHENSIVE INCOME (LOSS)           $      (77,400)  $     (109,876)  $      (1,643,886)
                                      ===============  ===============  ==================

(LOSS) PER SHARE                      $        (0.03)  $        (0.03)
                                      ===============  ===============

WEIGHTED AVERAGE NUMBER OF SHARES          2,903,900        2,903,900
                                      ===============  ===============
   OUTSTANDING


                Read accompanying Notes to Financial Statements.

                            CROWN INTERATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Period from
                                          Three Months     Three Months     December 6, 1996
                                          Ended June 30    Ended June 30     (Inception) to
                                              2002             2001          June 30, 2002
                                         ---------------  ---------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                             $      (73,584)  $     (109,829)  $      (1,623,093)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation                                1,510            1,510              13,692
      Foreign currency translation               (3,816)             (47)             20,793
        adjustments
     Common stock issued for
        purchased research and
        development costs                             -                -             850,000
     Increase in accounts payable                 5,289            8,460              39,895
                                         ---------------  ---------------  ------------------
NET CASH USED IN OPERATING ACTIVITES            (70,601)         (99,906)           (698,713)
                                         ---------------  ---------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                     -                -              (9,992)
                                         ---------------  ---------------  ------------------
CASH FLOWS FROM FINANCIAL ACTIVITIES:
   Increase in amount due to affiliate           70,362           99,190             707,270
   Proceeds from issuance of common
     stock                                            -                -               1,440
                                         ---------------  ---------------  ------------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                       70,362           99,190             708,710

NET INCREASE (DECREASE) IN CASH                    (239)            (716)                  5

CASH - BEGINNING                                    244              993                   -
                                         ---------------  ---------------  ------------------

CASH - ENDING                            $            5   $          277   $               5
                                         ===============  ===============  ==================


                 Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)


                                                                          Period from
                                        Three Months    Three Months   December 6, 1996
                                       Ended June 30   Ended June 30    (Inception) to
                                            2002            2001         June 30, 2002
                                       --------------  --------------  -----------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

   Common stock issued in
   acquisition of office and
   computer equipment and
   purchased research and
   development costs                   $            -  $            -  $         870,200
                                       ===============  =============  =================


                 Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002



NOTE 1.   ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida and has a fiscal year ending March
          31. During the year ended March 31, 2002, the Company suspended its research and development activities on further developing its intellectual property (communication software). At the current stage of development, the Company can and intends to offer its customers a full range of services to communicate electronically and broadcast or deliver over the Internet, information, data or messages. The Company's headquarters are in Toronto, Canada.

          The Company has no revenue to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          BASIS OF PRESENTATION
          ---------------------

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

          These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2002, included in the Company's Form 10-KSB as filed with the SEC.

          (LOSS) PER SHARE
          ----------------

          (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          USE OF ESTIMATES
          ----------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities , and the reported revenue and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.


NOTE 3.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of June 30, 2002, 2,903,900 common shares were issued and outstanding.


NOTE 4.   RELATED PARTY TRANSACTIONS
          --------------------------

          Due to Affiliate
          ----------------

          The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Company's Directors to pay for software research and development costs and general and administrative expenses. As of June 30, 2002, the amount due this company was $707,270. The amount due does not bear interest and has no fixed term for repayment.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three month period ended June 30, 2002 and 2001:

          Management fees - On April 2, 2000, the Company entered into a
          ---------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of Cdn$300,000 (approximately US$195,000). This Agreement can be terminated upon thirty days written notice. During the three month period ended June 30, 2002 and 2001 respectively management and professional fees were $48,750 and $49,725.

          Office Rent - The Company leased office space for an annual rental of
          -----------
          CDN$18,000 (approximately US$11,700). During the three month period ended June 30, 2002 and 2001 respectively rent was $2,925 and $2,984.

PART II - OTHER INFORMATION

Items 1. to 5.  Not required

Item 6.  Exhibits

      (a)  Exhibit No.  Description
           -----------  -----------

           2 Bill of Sale filed to the Registrant's Form 10-SB on 2 November, 2000, Page E-1
           3.1          Articles of Incorporation of Crown International, Inc.
                        filed to the Registrant's Form 10-SB on 2 November, 2000, Page E-5
           3.2 Bylaws of Crown International, Inc. filed to the Registrant's form 10-SB on 2 November, 2000, Page E-10
           10 Letter of Intent filed to the Registrant's 10-SB/A on 1 May, 2001, Page E-30
           10.2 Management Contract filed to the Registrant's Form 10-KSB on July 12, 2001, Page 20
           10.3 Management Contract filed to the Registrant's Form 10-KSB on July 12, 2002

*          99.1         Certification of Principal Executive Officer, Page 11
*          99.2         Certification of Principal Executive Officer, Page 11

---------------
*  Filed  herein

     (b)  Report on Form 8-K - filed 17 May, 2002.



                                     SIGNATURES

              In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


Date:  19 August, 2002              Crown  International  ,  Inc./FL


                                       By:  /s/  Alan  Irwin
                                       --------------------
                                       Alan  Irwin
                                       President/Chief  Executive  Officer
                                       (Principal  Executive  Officer)

                                       By:  /s/  Lorna  Irwin
                                       ---------------------
                                       Lorna  Irwin
                                       Chief  Financial  Officer
                                       (Principal  Executive  Officer)