Form 10QSB
period 2002-09-30
CROWN INTERNATIONAL INC/FL
filed 2002-11-14
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  FORM 10 QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2002

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

Applicable Only To Corporate Issuers: As September 30, 2002 the issuer had 2,903,900 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes (   )  No ( x )

INDEX                                                              PAGE

PART  I.     FINANCIAL  INFORMATION                                  2

Item  1.     Financial  Statements
             Condensed  Balance  Sheet                               5
             Condensed  Statement  of  Operations                    6
             Condensed  Statement  of  Cash  Flows                7, 8
             Notes  to  Financial  Statements                    9, 10

Item  2.     Plan  of  Operation                                  2, 3

Item  3.     Controls  and  Procedures                               4


PART  2.     OTHER  INFORMATION                                     11

Item  1.thru  5.     Not  Required                                  11

Item  6.  Exhibits  and  Report  on  Form  8-K                      11


SIGNATURES                                                          11

CERTIFICATION                                                       12





PART  I      FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending September 30, 2002 are submitted in compliance with item  310  (b)  of  Regulation  SB.

Item  2.  Plan  of  Operation

   During the period ended September 30, 2002 the Company has launched its service offering initiative.

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

   In the opinion of Management of the Company, in the event that the Company is not able to raise all or part of the anticipated $2,000,000, the Company will defer future Research and Development expenditures and delay non critical expenditures. The Company's priority is to offer its services, which are not dependent upon the $2,000,000 placement.
In the opinion of Management of the Company, it has the ability to fund operations for twelve months due to minimum expenditures of administrative and operating costs.

   The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to technology consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next fiscal year.

Item  3.  Controls  and  Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes  in  internal  controls
-------------------------------
There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                            CROWN INTERNATIONAL, INC.
                         (A DEVELOPMENT  STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                       ASSETS
                       ------
CURRENT ASSETS
   Cash                                                    $       103

OFFICE AND COMPUTER EQUIPMENT-net of
   accumulated depreciation of $15,202                          14,990
                                                           ------------
TOTAL ASSETS                                               $    15,093
                                                           ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

CURRENT LIABILITIES
   Accounts Payable                                        $    34,280


DUE TO AFFILIATE                                               782,086
                                                           ------------

         Total Liabilities                                     816,366
                                                           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 per value, 50,000,000
    shares authorized, 2,903,900 shares
    issued and outstanding                                       2,904
  Additional paid-in capital                                   868,736
  Accumulated other comprehensive income                        23,261
  Deficit accumulated during the development                (1,696,174)
                                                           ------------
    Stage

        Total Stockholders' Equity (Deficit)                  (801,273)
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                         $    15,093
                                                           ============

                 Read accompanying Notes to Financial Statements

                                CROWN INTERNATIONAL, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                                                              Period from
                                        Three Months Ended         Six Months Ended         December 6, 1996
                                            September 30             September 30            (Inception) to
                                         2002         2001         2002         2001       September 30, 2002
                                      -----------  -----------  -----------  -----------  --------------------
REVENUES                              $        -   $        -   $        -   $        -   $                 -
                                      -----------  -----------  -----------  -----------  --------------------
EXPENSES
  General and administrative              71,571       82,699      143,645      137,871               699,651
  Software Research and development
    Costs                                      -        2,380            -       55,527               981,321
  Depreciation                             1,510        1,510        3,020        3,020                15,202
                                      -----------  -----------  -----------  -----------  --------------------

      Total Expenses                      73,081       86,589      146,665      196,418             1,696,174
                                      -----------  -----------  -----------  -----------  --------------------

NET (LOSS)                               (73,081)     (86,589)    (146,665)    (196,418)           (1,696,174)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
    Adjustments                            2,468         (433)      (1,348)        (480)               23,261
                                      -----------  -----------  -----------  -----------  --------------------

COMPREHENSIVE INCOME (LOSS)           $  (70,613)  $  (87,022)  $ (148,013)  $ (196,898)  $        (1,672,913)
                                      ===========  ===========  ===========  ===========  ====================

(LOSS) PER SHARE                      $    (0.02)  $    (0.03)  $    (0.05)  $    (0.07)
                                      ===========  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF             2,903,900    2,903,900    2,903,900    2,903,900
   SHARES OUTSTANDING                 ===========  ===========  ===========  ===========


                Read accompanying Notes to Financial Statements.

                                      CROWN INTERATIONAL, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)


                                                                                    Period from
                                                 Six Months       Six Months      December 6, 1996
                                                Ended Sept 30    Ended Sept 30     (Inception) to
                                                    2002             2001          Sept  30, 2002
                                               --------------   --------------    ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                                   $     (146,665)  $     (196,418)   $     (1,696,174)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation                                      3,020            3,020              15,202
      Foreign currency translation                     (1,348)            (480)             23,261
        adjustments
     Common stock issued for
        purchased research and
        development costs                                   -                -             850,000
     Increase (decrease) in accounts payable             (326)          12,050              34,280
                                               --------------   ---------------   -----------------
NET CASH USED IN OPERATING ACTIVITES                 (145,319)        (181,828)           (773,431)
                                               --------------   ---------------   -----------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of computer equipment                            -                -              (9,992)
                                               --------------   ---------------   -----------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
  Increase in amount due to affiliate                 145,178          180,843             782,086
  Proceeds from issuance of common
    stock                                                   -                -               1,440
                                               --------------   ---------------   -----------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                            145,178          180,843             783,526
                                               --------------   ---------------   -----------------
NET INCREASE (DECREASE) IN CASH                          (141)            (985)                103

CASH - BEGINNING                                          244              993                   -
                                               --------------   ---------------   -----------------

CASH - ENDING                                  $          103   $            8    $            103
                                               ==============   ===============   =================

                                Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)


                                                                                        Period from
                                             Six Months          Six  Months          December 6, 1996
                                           Ended Sept 30        Ended Sept 30          (Inception) to
                                               2002                 2001                Sept 30, 2002
                                          ---------------      ---------------       -----------------
SUPPLEMENTAL  DISCLOSURE  OF  NONCASH
  INVESTING  AND  FINANCING  ACTIVITIES:

   Common  stock  issued  in
   acquisition  of  office  and
   computer  equipment  and
   purchased  research  and
   development  costs                      $         -          $         -           $        870,200
                                          ===============      ===============       =================

                Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002


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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          -----------------------------------------------------------

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


NOTE 3.   CAPITAL STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of September 30, 2002, 2,903,900 common shares were issued and outstanding.


NOTE 4.   RELATED  PARTY  TRANSACTIONS
          ----------------------------

          Due to Affiliate
          ----------------

          The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Company's Directors to pay for software research and development costs and general and administrative expenses. As of September 30, 2002, the amount due this company was $782,086. The amount due does not bear interest and has no fixed term for repayment.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three month period ended September 30, 2002 and 2001:

          Management fees - On April 2, 2000, the Company entered into a
          ---------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of Cdn$300,000 (approximately US$192,000). This Agreement can be terminated upon thirty days written notice. During the six month period ended September 30, 2002 and 2001 respectively management and professional fees were $96,750 and $99,667.

          Office Rent - The Company leased office space for an annual rental of
          -----------
          CDN$18,000 (approximately US$11,520). During the six month period ended September 30, 2002 and 2001 respectively rent was $5,805 and $5,980.

PART  II  -         OTHER  INFORMATION


Items  1.  thru  5.   Not  required

Item  6.  Exhibits

      (a)  Exhibit  No.    Description
           ------------    -----------

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

*           99.1 &
*           99.2           Certification of Principal Executive Officer, Page 12
---------------
* Filed  herein

     (b)  Report on Form 8-K - filed 17 May, 2002.


                                     SIGNATURES

              In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

Date:  13 November, 2002              Crown  International  ,  Inc./FL


                                       By:  /s/  Alan Irwin
                                       --------------------
                                       Alan  Irwin
                                       President/Chief  Executive  Officer
                                      (Principal  Executive  Officer)

                                       By:  /s/  Lorna Irwin
                                       ---------------------
                                       Lorna  Irwin
                                       Chief  Financial  Officer
                                      (Principal  Executive  Officer)

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICERS
                  ---------------------------------------------

     I, Alan Irwin, Chief Executive Officer, I, Lorna Irwin, Chief Financial Officer of Crown International Inc., a Florida corporation (the "Registrant"), certify that:

     1. We have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the "Report").

     2. Based on our knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

     3. Based on our knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

     We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.
b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and
c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant'' auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

       We have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  13 November , 2002


     By: /s/ Alan Irwin                      By: /s/ Lorna Irwin
     -------------------------------         --------------------------
             Alan Irwin                              Lorna Irwin
             Chief Executive Officer                 Chief Financial Officer