Form 10QSB
period 2002-12-31
CROWN INTERNATIONAL INC/FL
filed 2003-02-13
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 2002

                             Commission File Number
                                    0-31915


                          CROWN INTERNATIONAL, INC./FL
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


           FLORIDA                                      65-0716874
------------------------------              -----------------------------------
(State  or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation  or  organization)

80 Richmond St. West,  Suite 1604
Toronto, Ontario Canada                                     M5H 2A4
---------------------------------                     ------------------
(Address of principal executive offices)                    Zip Code


                    Issuer's telephone number:  (416)866-8213


Applicable Only To Corporate Issuers: As December 31, 2002 the issuer had 3,103,900 shares of $.001 par value common stock outstanding.

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
             Notes  to  Financial  Statements                         8, 9

Item  2.     Plan  of  Operation                                      2, 3

Item  3.     Controls  and  Procedures                                3


PART  2.     OTHER  INFORMATION                                       10

Item  1.thru  5.     Not  Required                                    10

Item  6.  Exhibits  and  Report  on  Form  8-K                        10


SIGNATURES                                                            10

CERTIFICATIONS                                                        11




PART  I      FINANCIAL  INFORMATION

Item  1.  Financial  Statements:

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending December 31, 2002 are submitted in compliance with item  310  (b)  of  Regulation  SB.


Item  2.  Plan  of  Operation:

     During the period ended December 31, 2002 the Company has launched its service offering initiative. Potential customers are considering the Company's various proposals for its services.

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

     Also during the quarter ended 31 December 2002, the Company management undertook an investigation of potential new uses and applications for the Company's technology and business relationships.

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

     To date the Company has been funded primarily from shareholders advances and advances from Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin , spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 6 month period from Shareholder advances, and for the following 6 month period with a private placement for at least $300,000 pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission. There can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. As noted in the financial statements, the Company completed a Private Placement pursuant to the said Rule 506 of Regulation D.

     The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to technology consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next fiscal year.


Item  3.  Controls  and  Procedures:

Evaluation  of  disclosure  controls  and  procedures
-----------------------------------------------------

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

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)

                    ASSETS
                    ------
CURRENT ASSETS
   Cash                                                    $     4,854

OFFICE AND COMPUTER EQUIPMENT-net of
   accumulated depreciation of $16,712                          13,480
                                                           ------------

TOTAL ASSETS                                               $    18,334
                                                           ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

CURRENT LIABILITIES
   Accounts Payable                                        $    31,138


DUE TO AFFILIATE                                               900,940
                                                           ------------

         Total Liabilities                                     932,078
                                                           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 per value, 50,000,000
    shares authorized, 3,103,900 shares
    issued and outstanding                                       3,104
  Additional paid-in capital                                   898,776
  Accumulated other comprehensive income                        24,759
  Deficit accumulated during the development                (1,840,383)
                                                           ------------
    Stage

        Total Stockholders' Equity (Deficit)                  (913,744)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                         $    18,334
                                                           ============


                 Read accompanying Notes to Financial Statements

                                       CROWN INTERNATIONAL, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                                             Period from
                                          Three Months Ended        Nine Months Ended      December 6, 1996
                                             December 31,              December 31,         (Inception) to
                                            2002     2001            2002     2001        December 31, 2002
                                      ------------------------  ------------------------  ------------------
REVENUES                              $    -       $    -       $    -       $    -       $               -
                                      ------------------------  ------------------------  ------------------
EXPENSES
  General and administrative             142,699       61,685      286,344      199,556             842,350
  Software Research and development
    Costs                                      -        1,073            -       56,600             981,321
  Depreciation                             1,510        1,510        4,530        4,530              16,712
                                      ------------------------  ------------------------  ------------------

      Total Expenses                     144,209       64,268      290,874      260,686           1,840,383
                                      ------------------------  ------------------------  ------------------

NET (LOSS)                              (144,209)     (64,268)    (290,874)    (260,686)         (1,840,383)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation
     Adjustments                           1,498         (537)         150       (1,017)             24,759
                                      ------------------------  ------------------------  ------------------

COMPREHENSIVE INCOME (LOSS)           $ (142,711)  $  (64,805)  $ (290,724)  $ (261,703)  $      (1,815,624)
                                      ========================  ========================  ==================

(LOSS) PER SHARE                      $    (0.05)  $    (0.02)  $    (0.10)  $    (0.09)
                                      ========================  ========================


WEIGHTED AVERAGE NUMBER OF             3,003,900    2,903,900    2,937,355    2,903,900
                                      ========================  ========================
   SHARES OUTSTANDING

                Read accompanying Notes to Financial Statements.

                                      CROWN INTERATIONAL, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)

                                                                                    Period from
                                                 Nine Months      Nine Months     December 6, 1996
                                                Ended Dec 31,    Ended Dec 31,     (Inception) to
                                                    2002             2001           Dec 31, 2002
                                               ---------------  ---------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                                   $     (290,874)  $     (260,686)  $      (1,840,383)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation                                      4,530            4,530              16,712
      Foreign currency translation                        150           (1,017)             24,759
        adjustments
     Common stock issued for
        purchased research and
        development costs                                   -                -             850,000
     Increase (decrease) in accounts payable           (3,468)          12,265              31,138
                                               ---------------  ---------------  ------------------

NET CASH USED IN OPERATING ACTIVITES                 (289,662)        (244,908)           (917,774)
                                               ---------------  ---------------  ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of computer equipment                           -                -              (9,992)
                                               ---------------  ---------------  ------------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
   Increase in amount due to affiliate                264,032          244,366             900,940
   NET proceeds from issuance of common
     stock                                             30,240                -              31,680
                                               ---------------  ---------------  ------------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                            294,272          244,366             932,620
                                               ---------------  ---------------  ------------------

NET INCREASE (DECREASE) IN CASH                         4,610             (542)              4,854

CASH - BEGINNING                                          244              993                   -
                                               ---------------  ---------------  ------------------

CASH - ENDING                                  $        4,854   $          451   $           4,854
                                               ===============  ===============  ==================

                 Read accompanying Notes to Financial Statements

                              CROWN  INTERNATIONAL,  INC.
                             (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)


                                                                        Period from
                                        Nine Months   Nine  Months   December 6, 1996
                                       Ended Dec 31   Ended Dec 31    (Inception) to
                                           2002           2001         Dec 31, 2002
                                       -------------  -------------  ----------------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

   Common stock issued in
   acquisition of office and
   computer equipment and
   purchased research and
   development costs                   $           -  $           -  $         870,200
                                       =============  =============  =================



                 Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                December 31, 2002

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

          The Company has no revenue to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success . Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.


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

          USE  OF  ESTIMATES
          ------------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Accordingly, Actual results could vary from the estimates that were assumed in preparing the financial statements.

                              CROWN INTERNATIONAL, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 2002

NOTE  3.  CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On October 28, 2002, the Company issued a private placement memorandum for the offering of a maximum of four units consisting of 100,000 common shares per unit at a price of Cdn $.25 per share (US$ .1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933. As of December 31, 2002, 200,000 common shares were sold for cash totalling $30,240 net of offering costs of $1,260. As of December 31, 2002, 3,103,900 common shares were issued and outstanding.


NOTE  4.  RELATED  PARTY  TRANSACTIONS
          ----------------------------

          Due  to  Affiliate
          ------------------

          The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Company's Directors to pay for software research and development costs and general and administrative expenses. As of December 31, 2002, the amount due this company was $900,940. The amount due does not bear interest and has no fixed term for repayment.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three month period ended December 31, 2002 and 2001:

          Management fees - On April 2, 2000, the Company entered into a
          ---------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of Cdn$300,000 (approximately US$192,000). This Agreement can be terminated upon thirty days written notice. During the nine month period ended December 31, 2002 and 2001 management and professional fees were $144,000 and $148,500, respectively. In addition, during the three months ended December 31, 2002, the Company was charged $75,000 for corporate governance services.

          Office Rent - The Company leased office space for an annual rental of
          ------------
          CDN$18,000 (approximately US$11,520). During the nine month period ended December 31, 2002 and 2001 rent was $8,685 and $8,910, respectively.

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


*          99.1 &
*          99.2              Certification  of  Principal  Executive  Officer
---------------
*  Filed herein

     (b)  Report on Form 8-K - filed 17 May, 2002.


                                   SIGNATURES

              In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

Date:  12 February, 2003               Crown International , Inc./FL


                                       By:  /s/  Alan  Irwin
                                       --------------------
                                       Alan  Irwin
                                       President/Chief  Executive  Officer
                                      (Principal  Executive  Officer)

                                       By:  /s/  Lorna  Irwin
                                       ---------------------
                                       Lorna  Irwin
                                       Chief  Financial  Officer
                                      (Principal  Executive  Officer)

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICERS
                  ---------------------------------------------

     I, Alan Irwin, Chief Executive Officer, I, Lorna Irwin, Chief Financial Officer of Crown International Inc., a Florida corporation (the "Registrant"), certify that:

     1. We have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2002, of the Registrant (the "Report").

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


DATED: 12 February, 2003


                         By: /s/ Alan Irwin              By: /s/ Lorna Irwin
                         -----------------------         -----------------------
                         Chief Executive Officer         Chief Financial Officer