Form 10KSB
period 2003-03-31
CROWN INTERNATIONAL INC/FL
filed 2003-07-14
CIK 1125782

CROWN INTERNATIONAL INC.



                           Filing Type:     10KSB
                           Description:     Annual Report
                           Filing Date:     July 11, 2003
                           Period End:      March 31, 2003


     Primary Exchange:                      Over the Counter Bulletin Board
     Ticker:

                                Table of Contents

                                Index to Annual
                              Report on Form 10-KSB

                    For The Fiscal Year Ended March 31, 2003

                                                                           Page

Part I                                                                        1

Item 1.    Description of Business                                            1

Item 2.    Description of Property                                            7

Item 3.    Legal Matters                                                      7

Item 4.    Submission of Matters to a Vote of Security Holders                7

Part II                                                                       7

Item 5.    Market for Common Equity and Related Stockholder Matters           7

Item 6.    Plan Of Operation                                                  8

Item 7.    Financial Statements                                               9

Item 8.    Changes In and Disagreements With Accountants on Accounting        9
           and Financial Disclosure

Part III                                                                      9

Item 9.    Directors, Executive Officers, Promoters and Control Persons;      9
           Compliance with Section 16(a) of the Exchange Act

Item 10.   Executive Compensation                                            10

Item 11.   Security Ownership of Certain Beneficial Owners and Management    11

Item 12.   Certain Relationships And Related Transactions                    12

Item 13.   Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

       [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: March 31, 2003

       [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from         to

     Commission File No. 000-31915

                          CROWN INTERNATIONAL, INC./FL
            --------------------------------------------------------
            (Name of small business issuer as specified in its chart

                FLORIDA                                      65-0716874
     -------------------------------                   ----------------------
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

Issuer's  telephone  number:  416-866-8213
                              ------------
Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                                (Title of Class)

Check  whether  the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for twelve months ended March 31, 2003: NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable. The Company has no public trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,103,900 shares of common stock, as of March 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE: Refer to Item 4. Submission of Matters to a Vote of Security Holders, page 7 herein.

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

PART  I
ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

 (a)  BUSINESS  DEVELOPMENT
 --------------------------

     Crown International Inc. (the "Company") was incorporated on December 6th, 1996 under the laws of the State of Florida under the name of Crown International Inc. See Exhibit 3.1 at Page E-5. The Bylaws of the Company are included as Exhibit 3.2 Page E-10.The above exhibits were previously filed with the 10SB November 2, 2000.

From the date of its incorporation to 31 March 2003 the Company has undertaken the following activity.

1. On November 5th, 1999 the Company entered into a Bill of Sale with Greatway Global Communications Corp. (identified hereinafter as "Greatway") an Ontario, Canada Corporation. See Exhibit 2 Page E-1. The above exhibits were previously filed with the Registrant's Form 10-SB filed 2 November 2000. This Bill of Sale provided as follows:

  (i) Greatway transferred all of its assets and intellectual properties to the Company at Greatway's net book value. These assets and equipment are listed on Schedule A of the Bill of Sale filed as Exhibit 2, Page E-1 of the Registrant's Form 10-SB previously filed. The equipment was transferred for the amount of $20,200 and are commodity items. The intellectual property, being Greatway's research and development expenditures, were transferred for the amount of $850,000.

  (ii) The Company completed this sale with the exchange of 2,000,000 shares of Crown International Inc. (Florida) to Greatway. No monies were exchanged in the transaction.

  (iii) Greatway remains the registered owner of the 2,000,000 shares of the Company. Macwin Investments Inc., an Ontario, Canada Private Corporation and 125739 Canada Inc., a Canadian Private Corporation, own 1,640,000 and 360,000 respectively of the total issued and outstanding shares of Greatway.

  (iv) The Agreement was completed November 5th, 1999 and 2,000,000 shares of Crown International Inc. (Florida) were subsequently issued to Greatway. All shares as issued have restrictive legends under Rule 144 of the Securities Act of 1933 as amended. The Company presently operates the business hereinafter described.

  (v) The business purpose for the purchase of the assets from Greatway in exchange for the transfer to Greatway of two million shares of the Company's stock was two-fold. First, it provided the stockholders of the Company with the opportunity to change from ownership of an inactive Company to ownership in an active Company with the prospects of stock appreciation. Second, the agreement provided Greatway with the opportunity to acquire a majority interest in a United States corporation, with the ultimate goal of achieving a public market for its stock.

     The agreement was at arm's-length because the Officers and the Board of Directors of both corporations were independent of each other. Further, at the time of the agreement none of the stockholders of the two corporations owned any stock of the other corporation. There were no agreements or understandings in place that would negate the transaction as being arm's-length.

  (vi) Greatway was incorporated for and its sole purpose was to develop and prove the technologies that permit its users to interact from different locations at the same time and work with and make changes on content or data files.

     Greatway is a predecessor of the Company, based upon the definition of "Predecessor" in Regulation (Section) 240.12b-2 (Rule 12b-2), under the Securities Exchange Act of 1934, as amended. Accordingly, the developments of Greatway during the three years prior to the Bill Of Sale is as follows:

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

2. On January 29, 2003 Crown International, Inc. incorporated in the State of Florida a wholly owned subsidiary named Crown Networks, Inc.

3. On February 12th, 2003 Crown Networks Inc. (Florida Corporation), incorporated in the province of Ontario, Canada a wholly owned subsidiary named Crown Networks Inc.

(b)  BUSINESS  OF  ISSUER
-------------------------

GENERAL

     Firstly, the Company's services for Corporate communications are intended to provide the Company's potential corporate customers with a full range of means by which to communicate electronically and broadcast or deliver over the internet information, data or messages to corporate participants.

     Secondly, The Company's business through its subsidiary, Crown Networks Inc. (Ontario, Canada) is to provide Internet and television services to residential multi-dwelling unit buildings. Multi-Dwelling Unit (MDU) buildings include apartment and condominium buildings, retirement and nursing home complexes, hotels, hospitals, universities, institutions like prisons and other properties having multiple units.


(1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS:
------------------------------------------------------------

(a)  Principal  Products  or  Services
--------------------------------------

     Firstly, the Company along with Vault Studios, Toronto, Canada intends to offer the following corporate communications services to businesses and Corporations. These services are described as follows:


- Corporate Broadcasting - which includes the delivery over the internet of Corporate information and events. Basic services would include meetings, such as annual general meetings of shareholders, corporate messages, product launches or promotional information, corporate profiles, all of which would be delivered or broadcast over the internet

- Strictly Electronic Meetings - whether text, audio, video or combination thereof would be delivered over the internet.

- Enriched Website Features - which would include some features of the Company's technology such as the ability of website users in various different geographic locations at the same or various different times to work together and share data files and for those various users to manage the content of a website, thereby linking over the internet various corporate participants, such as investors, suppliers, branch locations, customers, professionals, sub contractors, in a network for working together and sharing information over the internet.

Secondly, the Company's services for MDU internet and television services will include programming flexibility and variety, cost effectiveness, and high level service. Each building is unique with distinct needs. Crown will provide a customized solution that makes sense for the particular situation, and will choose the bundle of services that best meets the requirements of the residents.

For multi dwelling unit buildings, Crown's goal is to enter into contracts to provide them for a period up to 10 years with its services and where each building will contain between 300 and 800 units. In addition, Crown projects revenue from systems supplied to other MDU facilities such as hotels, hospitals, retirement complexes and institutions, as well as from telephony and security systems and other information and communications services.

A network of independent contractors, having a history and familiarity with the Company's Management, has been assembled to enable the Company to install its equipment and to deploy its services and business plan.

Simply, the Company plans to provide to MDU buildings and its occupants the most cost effective and desirable television and internet services.

The Company shall obtain television content or programming from Canadian Radio Telecommunication Commission (CRTC)approved channels and networks, etc. (The CRTC is the Canadian Broadcasting Regulator) This content shall be delivered to each building by way of public carriers in the satellite or cable business.

The Company shall install its equipment into each MDU building so that the content is received into the building for transmission using the company's equipment to the individual units within the building.

With respect to internet services, the Company shall engage an internet service provider to link the MDU building to the internet network and then using the company's equipment, this internet service shall be provided to the building's individual units.

Most MDU buildings contain the wiring connections from a central location to the individual units within a building. The Company's equipment enables the content carried by public carriers to the building to be transmitted to the individual units.


b)  Markets
-----------

Market  Segmentation
--------------------

The Company intends to market its Corporate communications services to small and mid-sized corporations which have a desire to deliver over the internet
Corporate information, training sessions, product launches and so forth. Management of the Company feels that its association with a production studio and the Company's history in technology will produce enriched internet content featuring motion and video as opposed to static and text content.

The Company will be targeting potential Corporate customers who will benefit from motion and video on the internet.

Within the MDU marketplace, Crown's goal is to enter into contracts to provide them for a period up to 10 years with its services and where each building will contain between 300 and 800 units. In addition, Crown projects revenue from systems supplied to other MDU facilities such as hotels, hospitals, retirement complexes and institutions, as well as from telephony and security systems and other information and communications services.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's venture will be a commercial success.

A network of independent contractors, having a history and familiarity with the Company's Management, has been assembled to enable the Company to install its equipment and to deploy its services and business plan.

Business  Applications  of  Services
------------------------------------

     Firstly, Corporate communication Services - for delivery over the internet:

1)  Basic  Meetings  (i.e.  shareholders)
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
                                    -    displays
                Corporate Information or Promotional video

2)  Electronic Meetings - can be conducted on the internet utilizing solely text

3)  Enriched  Corporate  Website
          - Collaboration and Interactivity where participants can share and work together on data files from different geographic locations over the internet
          - Incorporating the foregoing - meetings, messages, product displays etc.
          -    Content  management  -  without  webmaster  intervention
          - Content creation, change and approvals can be assigned across an organization
          - Networking corporate participants (clients, suppliers, projects, etc.)
          -    Ease  of  set-up  and  use
          - Centralize the Management of projects in multiple geographic locations.


Secondly, the Company plans to provide to MDU buildings and its occupants the most cost effective and desirable television and internet services.

The Company shall obtain television content or programming from CRTC approved channels and networks, etc. This content shall be delivered to each building by way of public carriers in the satellite or cable business.

The Company shall install its equipment into each MDU building so that the content is received into the building for transmission using the company's equipment to the individual units within the building.

With respect to internet services, the Company shall engage an internet service provider to link the MDU building to the internet network and then using the company's equipment, this internet service shall be provided to the building's individual units.

Most MDU buildings contain the wiring connections from a central location to the individual units within a building. The Company's equipment enables the content carried by public carriers to the building to be transmitted to the individual units.

(c)  Other
----------

Development History including Industry Participants
---------------------------------------------------

During the development of the Company's technologies (now disassembled), familiarity with internet participants, technologies and requirements were acquired by the Company's management. In the area of content and data management of web sites on the internet, the Company developed a close relationship with X2idea Corp., a corporation based in Toronto,

Canada that provides enriched web services. In the area of production and internet video the Company works closely with Vault Studios, Toronto, Canada.

Since the Company's technologies involved networking and content delivery, the Company's management developed a familiarity with the television and internet services.

(2)  DISTRIBUTION  METHOD  OF  SERVICES
---------------------------------------

For the Company's Corporate communication services: By offering a full range of internet communications services, Management of the Company intends to develop a customer base by offering basic and reasonably priced services. From this base the Company anticipates future sales of its more elaborate services.

The Company's television and internet services shall first be offered to buildings with which management of the Company has historical or close business relations, and from this base the Company intends to expand.

(3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE:
---------------------------------------------------------------------

Crown Networks Inc. (Ontario, Canada) has an active website at www.crownnetworks.com
---------------------


(4)  COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE
     ---------------------------------------------------------------------------
POSITION  IN  THE  INDUSTRY  AND  METHODS  OF  COMPETITION:
-----------------------------------------------------------

a)  General
-----------

The Company's Corporate communication services: During the development of the Company's technologies, Management of the Company acquired an awareness and understanding of the various components required to provide its services. Accordingly, Management of the Company is of the opinion that it can offer its services less expensively and quicker because of its understanding of the process and its relationships with the studios and technical people required to provide its services.

In the United States there are a number of companies who are competing for a share of the MDU subscriber base including satellite companies, DIRECTV and DISHNETWORK system operators, cable companies and off-air broadcasters. Other companies with substantially greater assets and operating histories could enter this market. However entrants into the MDU marketplace must be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services.

In Canada, in addition to a number of small companies, large enterprise competitors would include Shaw Cable, StarChoice Communications, Bell ExpressVu and Rogers Cable.

Crown's Management Team has considerable experience and history with building owners and property management companies. From these relationships, the Company anticipates comfort and confidence with their services. In contrast to the Company's large competitors, Crown intends to offer personal and individual service, lower or competitive pricing, and flexibility.

b)  Barriers  to  Entry
-----------------------

In the opinion of Management of the Company the barriers to entry are;

1)   For its Corporate communication Services:
     - In a troubled economy, the reluctance to break from historical practices and use the internet to deliver or broadcast and communicate meetings, messages, and product launches.
     - For publicly traded companies, assurance of regulatory compliance for shareholder meetings and disclosures
     - Time and expense to install and train people for interactive internet working together

2)   For  its  television  and  internet  services:
     - The Ontario, Canada marketplace is well serviced by established operations as herein before noted under competition.
     - Provision of the services is capital intensive requiring approximately $75,000.00 US per building as well as specialized personnel to provide ongoing service to the subscribers.

c)  Advertising  and  Promotion
-------------------------------

1) Regarding the Company's corporate communication services, the Company intends to approach organizations with a customer base interested in broadcasting information and events. For example, transfer agents, investor and public relations corporations, shareholder services organizations, corporate event and incentive organization.

2) Crown Networks Inc. (Ontario, Canada) initially only uses the website and personal contacts.

(5)  SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS  AND  THE NAMES OF PRINCIPAL
--------------------------------------------------------------------------------
SUPPLIERS:
----------

     The components required to provide all of the Company's services are readily available in the marketplace.

(6)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS:
     --------------------------------------------------

     The Company has no customers.

(7)  PATENTS,  TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS
     ---------------------------------------------------------------------------
OR  LABOR  CONTRACTS,  INCLUDING  DURATION:
-------------------------------------------

     The Company does not hold any patents, trademarks or licenses. The Company acquired all of the intellectual property of Greatway, which property included its network architecture, source codes and software codes for its software and designs and its software architecture.

(8)  NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES:
------------------------------------------------------------------------

     At this time there is no direct required government approval of the services offered. Further, there are no direct governmental regulations that impact the business operations. However, Crown Networks Inc. (Ontario, Canada) does deal with other Corporations products and other Corporations that do require governmental regulation and permissions.

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

(10)  ESTIMATE  OF  THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON
--------------------------------------------------------------------------------
RESEARCH  AND  DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE
--------------------------------------------------------------------------------
COST  OF  SUCH  ACTIVITIES  ARE  BORNE  DIRECTLY  BY  CUSTOMERS:
----------------------------------------------------------------

     For the fiscal year ended 31 March 2003 the Company expended $0.00 on research and development and for the fiscal year ended 31 March 2002, the Company expended $35,451.00 on Research and Development.

     Both  of  these  amounts  are  comprised of monies expended by the Company.
Macwin  Investments  advanced  the  monies  for  these  expenditures.

(11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND
--------------------------------------------------------------------------------
LOCAL):
-------

     There  are  no costs and effects of compliance with any environmental laws.

(12) NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES:
-----------------------------------------------------------------

     The Company has no employees at the present time.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

     The Company leases premises at 80 Richmond St. West, Suite 1604, Toronto, Ontario Canada on a month to month basis. The Company owns no real property.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     Special Meeting of Shareholders held 23 August, 2002 and filed to the Registrant's Form DEF 14A on 01 August, 2002.

PART  II

ITEM  5.  MARKET  PRICE  OF  AND  DIVIDENDS  ON  THE  REGISTRANT'S
------------------------------------------------------------------
          COMMON  EQUITY  AND  RELATED  STOCKHOLDER MATTERS
          -------------------------------------------------

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

(b)  Holders:
The only class of equity in the Company is common stock . There are approximately 37 stockholders of record.

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

On October 28, 2002, the Company issued a private placement memorandum for the offering of a maximum of four units consisting of 100,000 common shares per unit at a price of Cdn $.25 per share (US$ .1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933. As of March 31, 2003, 200,000 common shares were sold for cash totaling $30,240 net of offering costs of $1,260.

ITEM  6.  PLAN  OF  OPERATION
-----------------------------

The Company's technology (as described in previous filings ) located in the boxes has been disassembled and will be held in abeyance until market conditions improve or a compelling and profitable customer or customers are ready to buy. The Company does not plan to do any Research and development at this time.

For the Company's Corporate communication services, the Company has developed an unwritten relationship with Vault Studios to jointly market and produce the Company's corporate communication services.

Crown Networks Inc.'s (Ontario, Canada) business is to provide Internet and television services to residential multi-dwelling unit facilities. Multi-Dwelling Unit (MDU) buildings include apartment and condominium buildings, retirement and nursing home complexes, hotels, hospitals, universities, institutions like prisons and other properties having multiple units.

Crown's business objective is to secure an installed, contractual base of building and residential customers for terms up to 10 years, a base from which to sell services and to secure for Crown an ongoing revenue stream.

Management's objective is that each building be a profit centre so that Crown's earnings will be immediate and ongoing as buildings are added. For multi dwelling unit buildings, Crown's goal is to enter into contracts to provide them for a period up to 10 years with its services and where each building will contain between 300 and 800 units. In addition, Crown projects revenue from systems supplied to other MDU facilities such as hotels, hospitals, retirement complexes and institutions, as well as from telephony and security systems and other information and communications services.

With the building owners or management companies, the Company shall enter into an Agreement for a period between 5 and 10 years to provide to the building and its occupants television and internet services on an exclusive basis. The Company must then solicit work orders from each individual occupant within the building. In some cases a bulk contract will be executed where the Company shall provide its services to an entire building without the Company having a relationship with the occupants of the individual units. Each of the unit occupants will execute a work order setting forth the terms and conditions of the Company providing its television and internet services.

Presently many MDU buildings are receiving television and internet services on an exclusive or general access basis. Capital cost for each building is approximately $75,000.00 US. Building owners and Managers demand excellent service to avoid unit occupant complaints. Providers of television and internet services must have industry knowledge and relationships with carriers and content providers but also technical knowledge of the equipment and buildings systems.

Management of the Company's objective is that each individual building be profitable. Operating profit is the difference between revenue from each unit for television and internet services and the cost of programming for television and the cost of bandwidth for the internet. An allocation for a call center, service calls, and financing costs of the equipment must be deducted from the operating profit.

The capital cost to install the equipment required to provide each building with television and internet service is approximately $75,000.00 US. The Company intends to repay this amount over a 3 year period with blended monthly payments. The Company plans to develop relationships with various lenders to provide this capital financing on an individual building basis.

The Company's plan is that its overall financial results will be a multiple of the profit for each building.

In the opinion of Crown's Management, there are sufficient direct and personal relationships with property owners and property management companies to achieve the Company's projected results.

Presently the Company is organized to conduct, launch, and effect its Business Plan. The usual such as office, phone, contracts, relationships, website arrangements and email addresses are in place. When the Company completes an arrangement and terms with a Capital Lease Partner, the Business Plan shall be launched. Initial discussions with potential building owners and property managers are currently underway.

Initially the Company plans to launch in the Toronto, Canada area and then pursue opportunities in the remainder of Canada and in the United States.

Management has experience and relationships in the television and internet services sector in the United States.

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 3 month period from Shareholder advances, and for the following 9 month period with a private placement for approximately $1,000,000.00 pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next fiscal year.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

The financial statements are filed herewith commencing on page 15.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
------------------------------------------------------------

     Not applicable.

PART  III
---------

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTORS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT.
------------------------------------------------

(a)   DIRECTORS  AND  EXECUTIVE  OFFICERS:
------------------------------------------

     The following table lists, as of 31 March 2003, the directors and executive officers of the Company:


Name, Municipality of Residence    Age     Length of Service
-------------------------------    ---     -------------------------
Alex Kennedy                       68      Appointed as Director and
Toronto, Ontario                           Secretary, Since April 22, 2000
                                           Appointed Treasurer , since
                                           13 May, 2002

Alan Irwin                         59      Appointed Director
Toronto, Ontario                           Since April 22, 2000
                                           Appointed President & Chief Executive
                                           Officer, since 13 May, 2002

Lorna Irwin                        50      Appointed Chief Financial Officer
Toronto , Ontario                          since 13 May, 2002

Alex Kennedy is the Secretary, Treasurer and a Director of the Company. Within the past 5 years he has been involved with RDG Minerals Inc., Mining), and TTLN
- Total Entertainment Inc. (Internet Entertainment). He brings extensive background in the retail-merchandising field, where he was CEO of 2 national retail companies in Canada. He is a Director for Ashurst Technologies Ltd. (listed on the Toronto Stock Exchange) and NETFORFUN.com Inc. (a Canadian public Company seeking a listing on CDNX). Mr. Kennedy is available upon request to the Company to advise on General Management issues such as Marketing and Relations with industry participants.

Alan Irwin, B.A., LL.B. is President/Chief Executive Officer and a Director of the Company. In 1995 and 1996 he was the Director and President of Typhon Industries Ltd., a public company in recreation and entertainment. Since 1997 he has been the developer of Greatway Global Communications Corp. in product and business. He brings with him expertise in new business development, mergers and acquisitions, divestitures and various financing arrangements for both publicly held and private companies. Mr. Irwin provides Management services as a representative of Macwin Investments, Inc.

Lorna Irwin - is the Chief Financial Officer with the Company and is also the controlling shareholder of Macwin Investments Inc., an Ontario, Canada Private Corporation, and Macwin Investments Inc. is the controlling shareholder of Greatway, and Greatway is the controlling shareholder of The Company. For the past 13 years, Lorna Irwin has operated Macwin Investments Inc. and Macwin Consulting Inc. (also an Ontario, Canada Private Corporation) and both Companies offer financing and consulting services, para legal services and bookkeeping and portfolio management services to various private and public companies.

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

(b)  IDENTIFY  SIGNIFICANT  EMPLOYEES
-------------------------------------

     There are no employees with the Company. The following provide Consulting services to the Company:

     Name, Municipality of Residence         Age       Length of Service
     --------------------------------------------------------------------------
     Lisa Bailey                             45        Senior Financial Advisor
     Ottawa, Ontario                                   since November 1999
     Canada

     Lisa Bailey - is a self-employed small business advisor. Since 1984 she has offered financial services and specializes in the area of planning, administration and management of businesses. Currently working in the Ottawa, Canada area Ms. Bailey has acted as the Senior Financial advisor to Greatway, and now, the Company and provides assistance in matters of financial planning and projections.

     Lisa Bailey is available upon request to the Company to advise on general financial matters and to assist in the preparation of financial statements and projections.

     The Company has entered into a Management Contract with Macwin Investments Inc. for Management, Marketing and Professional services upon such terms and conditions as described and set forth in Exhibit No. 10.4 herein.

(c)     COMPLIANCE  WITH  SECTION  16(a)  of  THE EXCHANGE ACT:  Not applicable.
---------------------------------------------------------------

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

     None of the Officers or directors receive any compensation at this time, except Alex Kennedy ,director and officer, received the sum of $750.00USD No employee, officer, or director of the Company has any form of long-term compensation, including (but not limited thereto) qualified or non-qualified stock options, warrants, incentive plans, SAR's, stock bonus plans, retirement plans, or otherwise.

     Amount of time devoted to the Company's business by Officers/Directors:
     Alan Irwin, President, Chief Executive Officer/Director      -  100%
     Alex Kennedy, Director/Secretary, Treasurer                  -   30%
     Lorna Irwin, Chief Financial Officer                         -  100%

     Amount of time devoted to the Company's business by Significant others as stated in ITEM 9 (b) above:

      Lisa  Bailey,  Senior  Financial  advisor     -  30%

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

(a)  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
     ----------------------------------------------------

     The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be the beneficial owner of more than five percent of any class of the said issuer's voting securities:

                 Name and                  Amount and
                 Address of                Nature of
Title of         Beneficial                Beneficial      Percentage
Class            Owner                     Owner           of Class
---------------------------------------------------------------------
Common           Brigand Capital Corp.       500,300       16.12
                 120 Adelaide St. W.,
                 Toronto, Ontario
                 M5H 1T1

Common           Greatway Global           2,000,000       64.44
                 Communications Corp.
                 80 Richmond St. W.,
                 Toronto, Ontario
                 M5H 2A4
TOTAL                                      2,500,300       80.55

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

                 Name and                  Amount and
                 Address of                Nature of
Title of         Beneficial                Beneficial      Percentage
Class            Owner                     Owner           of Class
---------------------------------------------------------------------
Common           Alan Irwin                1,640,000       52.84
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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

Since April 1, 2000 the Company has been provided with monies and services for the Company's activities by Macwin Investments Inc. Macwin Investments Inc., a Ontario, Canada private Corporation owned by Lorna Irwin, the spouse of Alan Irwin, a Director of the Company. Macwin Investments is the controlling shareholder of Greatway Global Communications Corp., the holder of 64.44% of the common stock of the Company.

Macwin Investments Inc. has provided management services to the Company and monies for the purchase of equipment, general and administrative expenses and research and development expenses.

During November 2002 the Company was charged US$75,000 for Corporate Governance Services by the said Macwin Investments Inc., which charge is in addition to the services rendered pursuant to the Management Contract attached hereto as Exhibit
10.4  and  is  in  addition  to  the  advances  herein  referred  to.

The outstanding advances for monies and services are in the amount of $1,006,845 and are non-interest bearing and have no fixed term for repayment as set forth in the Company's Financial Statements for the fiscal year ending 31 March, 2003 filed herewith.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)  Exhibit No.        Description
     -----------        -----------

        2               Bill of Sale filed to the Registrant's Form 10-SB on 2
                        November, 2000, Page E-1
        3.1             Articles of Incorporation of Crown International, Inc.
                        Filed to the Registrant's Form 10-SB on 2 November,
                        2000, Page E-5
        3.2             Bylaws of Crown International, Inc.  Filed to the
                        Registrant's Form 10-SB on 2 November 2000, Page E-10
        10              Letter of Intent filed to the Registrant's 10-SB/A on 1
                        May, 2001, Page E-30
        10.2            Management Contract filed to the registrant's Form
                        10KSB on July 12,2001, Page 20
        10.3            Management Contract filed to the Registrant's Form
                        10KSB on July 12, 2002
*       10.4            Management Contract
*       99.1 &
        99.2            Certification of Principal Executive Officer

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

                                         CROWN INTERNATIONAL, INC./FL
                                         (Registrant)


Dated:     July,11 2003                  By : /s/ ALAN IRWIN
                                         ----------------------------
                                         ALAN IRWIN, Director, President and
                                         Chief Executive Officer

Dated:     July,11 2003                  By : /s/ ALEX KENNEDY
                                         ----------------------------
                                         ALEX KENNEDY, Director,
                                         Secretary & Treasurer

Dated:     July,11 2003                  By : /s/ LORNA IRWIN
                                         ----------------------------
                                         LORNA IRWIN,
                                         Chief Financial Officer

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICERS

     I, Alan Irwin, Chief Executive Officer, I, Lorna Irwin, Chief Financial Officer of Crown International Inc., a Florida corporation (the "Registrant"), certify that:

     1. We have reviewed this annual report on Form 10-KSB for the fiscal year ended March 31, 2003, of the Registrant (the "Report").

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


DATED:    July,11  2003

          By:  /s/  Alan Irwin            By:  /s/  Lorna Irwin
               Alan Irwin                      Lorna Irwin
               Chief Executive Officer         Chief Financial Officer

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

               CROWN INTERNATIONAL, INC. & SUBSIDIARY
                    (A DEVELOPMENT STAGE COMPANY)


                              CONTENTS
                              --------


                                                          PAGE

Independent Auditors Report                                1

Financial Statements:

 Consolidated Balance Sheet                                2

 Consolidated Statements of Operations
 and Comprehensive Income                                  3

 Consolidated Statements of Changes in
 Stockholders Equity (Deficit)                             4

 Consolidated Statements of Cash Flows                   5 - 6

 Notes to Consolidated Financial
 Statements                                              7 - 13

                CROWN INTERNATIONAL, INC. & SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2003



                                 ASSETS
                                 ------


CURRENT ASSETS
  Cash                                                   $       685

COMPUTER AND OFFICE EQUIPMENT- net of
  accumulated depreciation of $18,222                         11,970
                                                         ------------

TOTAL ASSETS                                             $    12,655
                                                         ============



            LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
            ---------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                       $    32,743

DUE TO AFFILIATE                                           1,006,845

COMMITMENTS

STOCKHOLDERS EQUITY (DEFICIT)                             (1,026,933)
                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS
  EQUITY (DEFICIT)                                       $    12,655
                                                         ============



          Read accompanying Notes to Consolidated Financial Statements.
                                      -2-

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      YEARS ENDED MARCH 31, 2003 AND 2002
                                      AND
        PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2003


                                                                    December 6,
                                                                       1996
                                      Year Ended      Year Ended    (Inception)
                                       March 31,       March 31,    to March 31,
                                         2003            2002           2003
                                     -------------  --------------  ------------
REVENUES                             $          -   $           -   $         -
                                     -------------  --------------  ------------

EXPENSES
 General and administrative               356,494         275,977       912,502
 Software research and development
  costs                                         -          35,451       981,321
 Depreciation                               6,040           6,038        18,222
                                     -------------  --------------  ------------
    Total Expenses                        362,534         317,466     1,912,045
                                     -------------  --------------  ------------

NET (LOSS)                               (362,534)       (317,466)   (1,912,045)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation
  adjustments                             (41,377)         26,013       (16,768)
                                     -------------  --------------  ------------

COMPREHENSIVE INCOME (LOSS)          $   (403,911)  $    (291,453)  $(1,928,813)
                                     =============  ==============  ============

(LOSS) PER SHARE                     $       (.12)  $        (.11)
                                     =============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            2,978,421       2,903,900
                                     =============  ==============


          Read accompanying Notes to Consolidated Financial Statements.
                                      -3-

                                    CROWN INTERNATIONAL, INC. & SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
                       PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2003

                                                                Deficit
                                                              Accumulated    Accumulated
                                  Common Stock     Additional  During the       Other
                                Number of   Par    Paid-In    Development    Comprehensive
                                 Shares    Value   Capital       Stage          Income          Total
                                ---------  ------  --------  -------------  ---------------  ------------
April 4, 1997 - Common shares
 issued for cash                  903,900  $  904  $    536  $          -   $            -   $     1,440
Net loss through March 31,              -       -         -        (1,120)               -        (1,120)
 1999                           ---------  ------  --------  -------------  ---------------  ------------
Balance - March 31, 1999          903,900     904       536        (1,120)               -           320

November 5, 1999 - Common
 shares issued in acquisition
 of office and computer
 equipment and research and
 development costs              2,000,000   2,000   868,200             -                -       870,200
Net (loss)                              -       -         -      (851,833)               -      (851,833)
                                ---------  ------  --------  -------------  ---------------  ------------
Balance - March 31, 2000        2,903,900   2,904   868,736      (852,953)               -        18,687

Net (loss)                              -       -         -      (379,092)               -      (379,092)
Foreign currency translation
 adjustments                            -       -         -             -           (1,404)       (1,404)
                                ---------  ------  --------  -------------  ---------------  ------------
Balance - March 31, 2001        2,903,900   2,904   868,736    (1,232,045)          (1,404)     (361,809)

Net (loss)                              -       -         -      (317,466)               -      (317,466)
Foreign currency translation
 adjustments                            -       -         -             -           26,013        26,013
                                ---------  ------  --------  -------------  ---------------  ------------
Balance - March 31, 2002        2,903,900   2,904   868,736     1,549,511)          24,609      (653,262)

November 15, 2002 - Common
 shares issued for cash           200,000     200    30,040             -                -        30,240
Net (loss)                              -       -         -      (362,534)               -      (362,534)
Foreign currency translation
 adjustments                            -       -         -             -          (41,377)      (41,377)
                                ---------  ------  --------  -------------  ---------------  ------------
Balance - March 31, 2003        3,103,900  $3,104  $898,776  $ (1,912,045)  $      (16,768)  $(1,026,933)
                                =========  ======  ========  =============  ===============  ============

                           Read accompanying Notes to Consolidated Financial Statements.

                               CROWN INTERNATIONAL, INC. & SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED MARCH 31, 2003 AND 2002
                                                AND
                  PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2003

                                                                                  December 6,
                                                                                     1996
                                                   Year Ended      Year Ended     (Inception)
                                                    March 31,       March 31,     to March 31,
                                                      2003            2002           2003
                                                  -------------  --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                      $   (362,534)  $    (317,466)  $(1,912,045)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                         6,040           6,038        18,222
    Foreign currency translation adjustments           (41,377)         26,013       (16,768)
    Common stock issued for purchased research
     and development costs                                   -               -       850,000
    Increase (decrease) in accounts payable             (1,865)         13,360        32,743
                                                  -------------  --------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                 (399,736)       (272,055)   (1,027,848)
                                                  -------------  --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of computer equipment                              -               -        (9,992)
                                                  -------------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliate                  369,937         271,306     1,006,845
  Net proceeds from issuance of common stock            30,240               -        31,680
                                                  -------------  --------------  ------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES        400,177         271,306     1,038,525
                                                  -------------  --------------  ------------

NET INCREASE (DECREASE) IN CASH                            441            (749)          685

CASH - BEGINNING                                           244             993             -
                                                  -------------  --------------  ------------
CASH - ENDING                                     $        685   $         244   $       685
                                                  =============  ==============  ============

                Read accompanying Notes to Consolidated Financial Statements.

                               CROWN INTERNATIONAL, INC. & SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                YEARS ENDED MARCH 31, 2003 AND 2002
                                                AND
                  PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2003


                                                                               December 6,
                                                                                  1996
                                                  Year Ended     Year Ended    (Inception)
                                                   March 31,      March 31,    to March 31,
                                                     2003           2002           2003
                                                 ------------  --------------  ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

  Common stock issued in acquisition of office
  and computer equipment and purchased research
  and development costs.                         $          -  $            -  $    870,200
                                                 ============  ==============  ============

               Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

NOTE 2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          PRINCIPLES  OF  CONSOLIDATION
          -----------------------------

          These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Crown Networks, Inc. This subsidiary had no activity during the year ended March 31, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          -----------------------------------------------------------

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

          USE  OF  ESTIMATES
          ------------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          -----------------------------------------------------------

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

NOTE 4.   INCOME  TAXES
          -------------

          As of March 31, 2003, the Company has net operating loss carryforwards for income tax purposes of approximately $135,700 expiring through March 31, 2022, available to offset future taxable income. No deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 4.   INCOME  TAXES  (CONTINUED)
          -------------  ----------

                                         2003        2002
                                      ----------  ----------
           Start-up expenditures      $ 669,000   $ 532,600
           Net operating loss
             carryforward                51,000      51,000
                                      ----------  ----------
                                        720,000     583,600
           Less: Valuation allowance   (720,000)   (583,600)
                                      ----------  ----------

           Net deferred income tax
             asset                    $       -   $       -
                                      ==========  ==========

          During the year ended March 31, 2003, the valuation allowance increased by $136,400.

          The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                        2003      2002
                                      --------  --------
           Tax (benefit) at federal
             statutory rate           (34.00)%  (34.00)%
           State tax (benefit), net
             of federal benefit         (3.63)    (3.63)
           Valuation allowance          37.63     37.63
                                      --------  --------

           Tax provision (benefit)      00.00%    00.00%
                                      ========  ========

NOTE 5.   CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On November 5, 1999, 2,000,000 common shares were issued in acquisition of office and computer equipment and intellectual property/ purchased research and development costs valued at $870,200. On October 28, 2002, the Company issued a private placement memorandum for the offering of a

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 5.   CAPITAL  STOCK  (CONTINUED)
          ---------------------------

          maximum of four units consisting of 100,000 common shares per unit at a price of Cdn.$.25 per share (US$.1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933. As of March 31, 2003, 200,000 common shares were sold for cash totaling $30,240 net of offering costs of $1,260. As of March 31, 2003, 3,103,900 common shares were issued and outstanding.

NOTE 6.   RELATED  PARTY  TRANSACTIONS
          ----------------------------

          DUE  TO  AFFILIATE
          ------------------

          The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Companys directors to pay for software research and development costs and general and administrative expenses. As of March 31, 2003, the amount due this company was $1,006,845. The amount due does not bear interest and has no fixed term for repayment. Subsequent to March 31, 2003, additional net advances of approximately $8,350 were made.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the years ended March 31, 2003 and 2002:

          Management  Fees  -  On  April  1,  2000,  the  Company entered into a
          ----------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of Cdn$300,000 (US$194,100 and US$191,700 during the years ended March 31, 2003 and 2002, respectively). The agreement can be terminated upon thirty days written notice. In addition, during November 2002, the Company was charged US$75,000 for corporate governance services.

          Office  Rent  -  The  Company  leased  office  space  for  an
          ------------

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 6.   RELATED  PARTY  TRANSACTIONS  (CONTINUED)
          -----------------------------------------

          annual rental of Cdn$18,000 (US$11,600 and US$11,500 during the years ended March 31, 2003 and 2002, respectively).

NOTE 7.   COMMITMENTS
          -----------

          In addition to the leased office space referred to in Note 6, the Company leases other administrative and software development facilities on a month-to-month basis for $389 and under a one year operating lease for a monthly rental of $735 expiring September 30, 2003.

          The Company also leases computer equipment under noncancelable operating leases expiring through March 2005.

          Future minimum lease payments due under these leases for the years ending subsequent to March 31, 2003 are as follows:

                    March 31,                      Amount
                    ---------                      -------
                       2004                        $ 2,223
                       2005                          1,163
                                                   -------

                    Total                          $ 3,386
                                                   =======

          During the years ended March 31, 2003 and 2002, rent expense was $25,112 and $24,594, respectively.

NOTE 8.   GOING  CONCERN
          --------------

          The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company has incurred an operating loss of $362,534

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



NOTE 8.   GOING  CONCERN  (CONTINUED)
          --------------------------

          for the year ended March 31, 2003 and has an accumulated deficit of $1,912,045 as of March 31, 2003. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in it's subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Crown International, Inc. & Subsidiary

We have audited the accompanying consolidated balance sheet of Crown International, Inc. & Subsidiary (a development stage company), as of March 31, 2003 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002 and for the period from December 6, 1996 (inception) through March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown International, Inc. & Subsidiary (a development stage company) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 and for the period from December 6, 1996 (inception) through March 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Crown International, Inc. & Subsidiary (a development stage company) will continue as a going concern. As discussed in Note 8 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Crown International, Inc. & Subsidiary (a development stage company) to continue as a going concern at March 31, 2003. Managements plans in regard to that matter also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 23, 2003
Boca Raton, Florida