Form 10QSB
period 2003-06-30
CROWN INTERNATIONAL INC/FL
filed 2003-08-19
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 Q SB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2003

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


Applicable Only To Corporate Issuers: As June 30, 2003 the issuer had 3,103,900 shares of $.001 par value common stock outstanding.

Transitional  Small  Business Disclosure Format (Check one): Yes (   )  No ( x )

INDEX                                                             PAGE
PART I.     FINANCIAL INFORMATION                                 2

Item 1.     Financial Statements                                  2
            Condensed Consolidated Balance Sheet                  4
            Condensed Consolidated Statement of Operations        5

            Condensed Consolidated Statement of Cash Flows        6,7

            Notes to Consolidated Financial Statements            8,9,10

Item 2.     Plan of Operation                                     2, 3


PART 2.     OTHER INFORMATION                                     11

Items 1. to 5.                                                    11

Item 6.     Exhibits and Report on Form 8-K                       11


SIGNATURES                                                        11

EXHIBITS                                                          13




PART  I     FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending June 30, 2003 are submitted in compliance with item  310  (b)  of  Regulation  SB.

Item  2.  Plan  of  Operation

Crown International, Inc. is a Florida Corporation, registered with the United States Securities and Exchange Commission. Crown Networks, Inc. is a Florida Corporation wholly owned by Crown International, Inc., and Crown Networks Inc. is an Ontario Corporation wholly owned by Crown Networks, Inc. (the Florida Corporation). (Herein these corporations are individually or collectively referred to as "Crown" or "Company").

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

Management's objective is that each building be a profit centre so that Crown's earnings will be immediate and ongoing as buildings are added. For multi dwelling unit buildings, Crown's goal is to enter into contracts to provide them for a period up to 10 years with its television and internet services and where each building will contain between 300 and 800 units. In addition, Crown projects revenue from systems supplied to other MDU facilities such as hotels, hospitals, retirement complexes and institutions, as well as from telephony and security systems and other information and communications services.

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

The capital cost to install the equipment required to provide each building with television and internet service is approximately $75,000.00 US. The Company intends to repay this amount over a 3 to 5 year period with blended monthly payments. The Company plans to develop relationships with various lenders to provide this capital financing on an individual building basis.

The Company's plan is that its overall financial results will be a multiple of the profit for each building.

In the opinion of Crown's Management, there are sufficient direct and personal relationships with property owners and property management companies to achieve the Company's projected results.

Presently the Company is structured, organized to conduct, launch, and effect its Business Plan. Draft contracts are being discussed and negotiated with building owners and property managers.

Initially the Company plans to launch in the Toronto, Canada area and then pursue opportunities in the remainder of Canada and in the United States.

Management has experience and relationships in the television and internet services sector in the United States.

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 3 month period from Shareholder advances, and for the following 9 month period with a private placement for approximately $250,000.00 pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next fiscal year.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)


                ASSETS
                ------

CURRENT ASSETS
  Cash                                          $        16

OFFICE AND COMPUTER EQUIPMENT-net of
  accumulated depreciation of $19,732                10,460
                                                -----------

TOTAL ASSETS                                    $    10,476
                                                ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ---------------------------------------------

CURRENT LIABILITIES
  Accounts Payable                              $    38,601


DUE TO AFFILIATE                                  1,163,544
                                                -----------

      Total Liabilities                           1,202,145
                                                -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 50,000,000
    shares authorized, 3,103,900 shares
    issued and outstanding                            3,104
  Additional paid-in capital                        898,776
  Accumulated other comprehensive income           (108,969)
  Deficit accumulated during the development     (1,984,580)
                                                -----------
    Stage

      Total Stockholders' Equity (Deficit)       (1,191,669)
                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                              $    10,476
                                                ===========


                Read accompanying Notes to Financial Statements

                          CROWN INTERNATIONAL, INC. & SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                                           Period from
                                       Three Months     Three Months     December 6, 1996
                                       Ended June 30    Ended June 30     (Inception) to
                                           2003             2002          June 30, 2003
                                      ---------------  ---------------  -----------------
REVENUES                              $            -   $            -   $               -
                                      ---------------  ---------------  -----------------

EXPENSES
  General and administrative                  71,025           72,074             983,527
  Software Research and development
    Costs                                          -                -             981,321
  Depreciation                                 1,510            1,510              19,732
                                      ---------------  ---------------  -----------------


      Total Expenses                          72,535           73,584           1,984,580
                                      ---------------  ---------------  -----------------


NET (LOSS)                                   (72,535)         (73,584)         (1,984,580)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation
     Adjustments                             (92,201)          (3,816)           (108,969)
                                      ---------------  ---------------  -----------------

COMPREHENSIVE INCOME (LOSS)           $     (164,736)  $      (77,400)  $      (2,093,549)
                                      ===============  ===============  =================

(LOSS) PER SHARE                      $        (0.05)  $        (0.03)
                                      ===============  ===============

WEIGHTED AVERAGE NUMBER OF SHARES          3,103,900        2,903,900
                                      ===============  ===============
  OUTSTANDING


                Read accompanying Notes to Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              Period from
                                          Three Months     Three Months     December 6, 1996
                                          Ended June 30    Ended June 30     (Inception) to
                                              2003             2002          June 30, 2003
                                         ---------------  ---------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                             $      (72,535)  $      (73,584)  $      (1,984,580)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation                                1,510            1,510              19,732
      Foreign currency translation              (92,201)          (3,816)           (108,969)
        adjustments
     Common stock issued for
        purchased research and
        development costs                             -                -             850,000
     Increase in accounts payable                 5,858            5,289              38,601
                                         ---------------  ---------------  -----------------

NET CASH USED IN OPERATING ACTIVITES           (157,368)         (70,601)         (1,185,216)
                                         ---------------  ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of computer equipment                     -                -              (9,992)
                                         ---------------  ---------------  -----------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
   Increase in amount due to affiliate          156,699           70,362           1,163,544
   Proceeds from issuance of common
     stock                                            -                -              31,680
                                         ---------------  ---------------  -----------------

NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                      156,699           70,362           1,195,224
                                         ---------------  ---------------  -----------------

NET INCREASE (DECREASE) IN CASH                    (669)            (239)                 16

CASH - BEGINNING                                    685              244                   -
                                         ---------------  ---------------  -----------------


CASH - ENDING                            $           16   $            5   $              16
                                         ===============  ===============  =================


                Read accompanying Notes to Financial Statements

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                                        Period from
                                        Three Months    Three Months   December 6, 1996
                                       Ended June 30   Ended June 30    (Inception) to
                                            2003            2002         June 30, 2003
                                       --------------  --------------  -----------------

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

   Common stock issued in
   acquisition of office and
   computer equipment and
   purchased research and
   development costs                   $            -  $            -  $         870,200
                                       ==============  ==============  =================


                Read accompanying Notes to Financial Statements

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


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

         These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2003, included in the Company's Form 10-KSB as filed with the SEC.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Crown Networks, Inc. This subsidiary had no activity during the three months ended June 30, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

         (LOSS) PER SHARE
         ----------------

         (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

NOTE 3.  CAPITAL STOCK
         -------------

         The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On October 28, 2002, the Company issued a private placement memorandum for the offering of a maximum of four units consisting of 100,000 common shares per unit at a price of Cdn $.25 per share (US$.1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933. 200,000 common shares were sold for cash totalling $30,240 net of offering costs of $1,260. As of June 30, 2003, 3,103,900 common shares were issued and outstanding.

NOTE 4   RELATED PARTY TRANSACTIONS
         --------------------------

         Due to Affiliate
         ----------------

         The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Company's Directors to pay for software research and development costs and general and administrative expenses. As of June 30, 2003, the amount due this company was $1,163,544. The amount due does not bear interest and has no fixed term for repayment.

         In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three month period ended June 30, 2003 and 2002:

         Management fees - On April 2, 2000, the Company entered into a
         ---------------
         management agreement to provide administrative, professional and marketing services for a yearly fee of Cdn$300,000 (approximately US$222,220). This Agreement can be terminated upon thirty days written notice. During the three month period ended June 30, 2003 and 2002 management and professional fees were $53,956 and $48,750 respectively.

         Office Rent - The Company leased office space for an annual rental of
         -----------
         CDN$18,000 (approximately US$13,300). During the three month period ended June 30, 2003 and 2002 respectively rent was $3,330 and $2,925 respectively.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


NOTE 5.  GOING CONCERN
         -------------

         The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company has incurred an operating loss of $72,535 for three months ended June 30, 2003 and has an accumulated deficit of $1,984,580 as of 30 June, 2003. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in it's subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PART  II  -  OTHER  INFORMATION

Items 1. to 5.   Not  required


Item  6.  Exhibits

     (a)  Exhibit No.  Description
     ----------------  -----------


         2             Bill of Sale filed to the Registrant's Form 10-SB on 2
                       November, 2000, Page E-1
         3.1           Articles of Incorporation of Crown International, Inc.
                       filed to the Registrant's Form 10-SB on 2 November,
                       2000, Page E-5
         3.2           Bylaws of Crown International, Inc. filed to the
                       Registrant's form 10-SB on 2 November, 2000, Page E-10
         10            Letter of Intent filed to the Registrant's 10-SB/A on
                       1 May, 2001, Page E-30
         10.2          Management Contract filed to the Registrant's Form
                       10-KSB on July 12, 2001, Page 20
         10.3          Management Contract filed to the Registrant's Form
                       10-KSB on July 12, 2002
         10.4          Management Contract Filed to the Registrant's Form
                       10-K on July 11, 2003
  *      32.1          Certification of Principal Executive Officer, Page 13
  *      32.2          Certification of Principal Executive Officer, Page 13

---------------
*  Filed  herein

      (b)  Report  on  Form  8-K  -  none  for  this  quarter.



                                     SIGNATURES

          In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

Date:  19 August, 2003        Crown International, Inc./FL


                                 By:  /s/  Alan  Irwin
                                 ---------------------
                                 Alan  Irwin
                                 President/Chief  Executive  Officer
                                 (Principal  Executive  Officer)

                                 By:  /s/  Lorna  Irwin
                                 ----------------------
                                 Lorna  Irwin
                                 Chief  Financial  Officer
                                 (Principal  Executive  Officer)