Form 10QSB
period 2003-09-30
CROWN INTERNATIONAL INC/FL
filed 2003-11-13
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10 QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2003

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


Applicable Only To Corporate Issuers: As September 30, 2003 the issuer had 3,163,900 shares of $.001 par value common stock outstanding.

Transitional  Small  Business Disclosure Format (Check one):  Yes (  )  No ( x )

INDEX                                                                  PAGE

PART  I.     FINANCIAL  INFORMATION                                    2

Item  1.     Financial  Statements
             Condensed  Balance  Sheet                                 5
             Condensed  Statement  of  Operations                      6
             Condensed  Statement  of  Cash  Flows                     7, 8
             Notes  to  Financial  Statements                          9, 10, 11

Item  2.     Plan  of  Operation                                       2, 3

Item  3.     Controls  and  Procedures                                 4


PART  2.     OTHER  INFORMATION                                        12

Item  2.     Change  in  Securities                                    12

Item  6.      Exhibits  and  Report  on  Form  8-K                     12


SIGNATURES                                                             12




PART  I      FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Attached unaudited financial statements for Crown International Inc./FL, for the period ending September 30, 2003 are submitted in compliance with item  310  (b)  of  Regulation  SB.

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

The Company's technology (as described in previous filings) located in the boxes has been disassembled and will be held in abeyance until market conditions improve or a compelling and profitable customer or customers are ready to buy. The Company does not plan to do any Research and development at this time.

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

With the building owners or management companies, the Company shall enter into an Agreement for a period up to 10 years to provide to the building and its occupant's television and internet services. In most cases a bulk contract will be executed where the Company shall provide its services to an entire building without the Company having a contractual relationship with the occupants of the individual units. In addition the Company may solicit work orders from individual occupants to provide additional services.

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

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. The Company anticipates meeting its cash requirement for the next 6 month period from Shareholder advances, and from two private placements for approximately $185,000 and $150,000 each pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

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

                            CROWN INTERNATIONAL, INC.
                         (A DEVELOPMENT  STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                         ASSETS
                         ------
CURRENT ASSETS
   Cash                                                    $     1,586

OFFICE AND COMPUTER EQUIPMENT-net of
   accumulated depreciation of $21,242                           8,950

DEPOSIT                                                            724
                                                           ------------

TOTAL ASSETS                                               $    11,260
                                                           ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------

CURRENT LIABILITIES
   Accounts Payable                                        $    42,817


DUE TO AFFILIATE                                             1,204,327
                                                           ------------

  Total Liabilities                                          1,247,144
                                                           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 per value, 50,000,000
    shares authorized, 3,163,900 shares
    issued and outstanding                                       3,164
  Additional paid-in capital                                   913,716
  Accumulated other comprehensive income                       (84,429)
  Deficit accumulated during the development
    Stage                                                   (2,068,335)
                                                           ------------

        Total Stockholders' Equity (Deficit)                (1,235,884)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                         $    11,260
                                                           ============


                Read accompanying Notes to Financial Statements

                                           CROWN INTERNATIONAL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                               Period from
                                         Three Months Ended          Six Months Ended       December 6, 1996
                                            September 30               September 30          (Inception) to
                                          2003         2002         2003         2002      September 30, 2003
                                      ------------------------  ------------------------  --------------------
REVENUES                              $        -   $        -   $        -   $        -   $                 -
                                      ------------------------  ------------------------  --------------------

EXPENSES
  General and administrative              82,145       71,571      153,270      143,645             1,065,772
  Software Research and development
    Costs                                      -            -            -            -               981,321
  Depreciation                             1,510        1,510        3,020        3,020                21,242
                                      ------------------------  ------------------------  --------------------


      Total Expenses                      83,755       73,081      156,290      146,665             2,068,335
                                      ------------------------  ------------------------  --------------------


NET (LOSS)                               (83,755)     (73,081)    (156,290)    (146,665)           (2,068,335)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation
     Adjustments                          24,540        2,468      (67,661)      (1,348)              (84,429)
                                      ------------------------  ------------------------  --------------------

COMPREHENSIVE INCOME (LOSS)           $  (59,215)  $  (70,613)  $ (223,951)  $ (148,013)  $        (2,152,764)
                                      ========================  ========================  ====================

(LOSS) PER SHARE                      $    (0.03)  $    (0.02)  $    (0.05)  $    (0.05)
                                      ========================  ========================


WEIGHTED AVERAGE NUMBER OF             2,890,063    2,903,900    3,108,162    2,903,900
                                      ========================  ========================
   SHARES OUTSTANDING


                                Read accompanying Notes to Financial Statements.

                                    CROWN INTERATIONAL, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                                 Period from
                                              Six Months       Six Months      December 6, 1996
                                             Ended Sept 30    Ended Sept 30     (Inception) to
                                                 2003             2002          Sept  30, 2003
                                            ---------------  ---------------  ------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                                $     (156,290)  $     (146,665)  $      (2,068,335)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation                                   3,020            3,020              21,242
      Foreign currency translation                 (67,661)          (1,348)            (84,429)
        adjustments
     Common stock issued for
        purchased research and
        development costs                                -                -             850,000
 (Increase) in deposit                                (724)               -                (724)
  Increase (decrease) in accounts payable           10,074             (326)             42,817
                                            ---------------  ---------------  ------------------

NET CASH USED IN OPERATING ACTIVITES              (211,581)        (145,319)         (1,239,429)
                                            ---------------  ---------------  ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of computer equipment                        -                -              (9,992)
                                            ---------------  ---------------  ------------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
   Increase in amount due to affiliate             197,482          145,178           1,204,327
   Proceeds from issuance of common
     stock                                          15,000                -              46,680
                                            ---------------  ---------------  ------------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                         212,482          145,178           1,251,007
                                            ---------------  ---------------  ------------------

NET INCREASE (DECREASE) IN CASH                        901             (141)              1,586

CASH - BEGINNING                                       685              244                   -
                                            ---------------  ---------------  ------------------


CASH - ENDING                               $        1,586   $          103   $           1,586
                                            ===============  ===============  ==================


                           Read accompanying Notes to Financial Statements

                                 CROWN INTERNATIONAL, INC.
                              (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                       (UNAUDITED)



                                                                          Period from
                                         Six Months     Six  Months    December 6, 1996
                                       Ended Sept 30   Ended Sept 30    (Inception) to
                                            2003            2002         Sept 30, 2003
                                       --------------  --------------  -----------------

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
                                       ==============  ==============  =================


                         Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 1.   ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida and has a fiscal year ending March
          31. During the year ended March 31, 2002, the Company suspended its research and development activities on further developing its intellectual property (communication software).

          The Company currently is in the business of providing television and internet and other telecommunications Services to multi dwelling unit buildings.



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

          PRINCIPLES  OF  CONSOLIDATION
          -----------------------------

          These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Crown Networks, Inc. This subsidiary had little activity during the three months ended September 30, 2003.
          All significant intercompany balances and transactions have been eliminated in consolidation.

          (LOSS)  PER  SHARE
          ------------------

          (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

          USE  OF  ESTIMATES
          ------------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Accordingly, actual results could very from the estimates that were assumed in preparing the financial statements.

                            CROWN INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 3.   CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share.

          On September 2, 2003, the Company issued a private placement memorandum for the offering of a maximum of 30 units consisting of 20,000 common shares at a price of US$.25 per share under Rule 506 of Regulation D of the Securities Act of 1933. 60,000 common shares were sold for cash totalling US$15,000.

          On August 1, 2003, the Company issued a private placement memorandum for the offering of a maximum of 50 units consisting of an unsecured note of CDN$5,000 (US$3.600) and 25,000 common shares under Rule 506 of Regulation D of the Securities Act of 1933. The note bears interest at 12% and are due three years from date of issue. As of September 30, 2003, no units were sold. In October 2003, 14 units were sold for CDN$70,000 (approximately US$52,850).

          On October 28, 2002, the Company issued a private placement memorandum for the offering of a maximum of four units consisting of 100,000 common shares per unit at a price of CDN$.25 per share (US$.1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933. 200,000 common shares were sold for cash totalling $30,240 net of offering costs of $1,260.

          As of September 30, 2003, 3,163,900 common shares were issued and outstanding.

NOTE 4.   RELATED  PARTY  TRANSACTIONS
          ----------------------------

          Due  to  Affiliate
          ------------------

          The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Company's Directors to pay for software research and development costs and general and administrative expenses. As of September 30, 2003, the amount due this company was $1,204,327. The amount due does not bear interest and has no fixed term for repayment.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three month period ended September 30, 2003 and 2002:

          Management  fees  -  On  April  2,  2000,  the  Company entered into a
          ----------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of CDN$300,000 (approximately US$217,400). This Agreement can be terminated upon thirty days written notice. During the six month period ended September 30, 2003 and 2002 management and professional fees were $108,700 and $96,750, respectively.

          Office  Rent - The Company leased office space for an annual rental of
          ------------
          CDN$18,000 (approximately US$13,000). During the six month period ended September 30, 2003 and 2002 respectively rent was 6,520 and $5,805.

                              CROWN INTERNATIONAL , INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2003

NOTE 5.   GOING  CONCERN
          --------------

          The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company has incurred an operating loss of $154,986 for six months ended September 30, 2003 and has an accumulated deficit of $2,067,031 as of 30 September, 2003. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in it's subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 6.   SUBSEQUENT  EVENTS
          ------------------

          Effective October 8, 2003, the Company entered into a communications service agreement to provide basic television services at a monthly fee of CDN$8,746 (US$6,332) to a condominium corporation consisting of approximately 900 suites situated in Toronto, Ontario, Canada. The agreement expires in seven years but can be renewed. In addition at the request of the Condominium Corporation, the Company shall provide internet service directly to individual units who wish to subscribe at the monthly fee of $36.95 per unit and additional television programming on either bulk basis to the entire building and/or to individual units who wish to subscribe.

PART II - OTHER INFORMATION


Item 1.          Not  required

Item 2. Change in Securities - refer to Note 3 to Financial Statements herein

Items 3. thru 5. Not Required

Item  6.  Exhibits

     (a)  Exhibit  No.     Description
          ------------     -----------

          2 Bill of Sale filed to the Registrant's Form 10-SB on 2 November, 2000, Page E-1
          3.1            Articles  of Incorporation of Crown International, Inc.
                         filed to the Registrant's Form 10-SB on 2 November, 2000, Page E-5
          3.2 Bylaws of Crown International, Inc. filed to the Registrant's form 10-SB on 2 November, 2000, Page E-10
          10 Letter of Intent filed to the Registrant's 10-SB/A on 1 May, 2001, Page E-30
          10.2           Management  Contract  filed  to  the  Registrant's Form
                         10-KSB  on  July  12,  2001,  Page  20
          10.3           Management  Contract  filed  to  the  Registrant's Form
                         10-KSB  on  July  12,  2002
          10.4 Management Contract Filed to the Registrant's Form 10-K on July 11,2003

*         31             Certification by Principal Executive Officers, Page 13
*         32.1           Certification  of  Chief  Executive  Officer,  Page  14
*         32.2           Certification  of  Chief  Financial  Officer,  Page  14
---------------
*  Filed  herein

     (b)  Report on Form 8-K - none for this quarter


                                     SIGNATURES

              In accordance with the requirement of the Exchange Act, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

Date: 12 November, 2003                Crown International , Inc./FL


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