Form 10QSB
period 2003-12-31
CROWN INTERNATIONAL INC/FL
filed 2004-02-17
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NO.: 0 -31915

                                ---------------

                          CROWN INTERNATIONAL, INC./FL
             (Exact name of registrant as specified in its charter)

         FLORIDA                                               65-0716874
(State of Incorporation)                                 (IRS Employer ID. No.)


80 RICHMOND ST.WEST , SUITE 1604 , TORONTO , ONTARIO ,           M5H 2A4
                       CANADA
       (Address of Principal Executive Offices)                 (Zip Code)


         Issuer's telephone number, including area code: (416) 866-8213



                                ---------------



     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,563,900 shares of common stock, $.001 par value, were outstanding on December 31, 2003.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [_] No [X]


PART  I-FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                            CROWN INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)

                       ASSETS
                       ------

CURRENT ASSETS
   Cash                                           $       547
   Prepaid Expenses                                     8,326
                                                  ------------
                                                        8,873
                                                  ------------
PROPERTY AND EQUIPMENT
  Office and computer equipment - net of
    accumulated depreciation of $22,752                 7,440
  Telecommunications equipment - net of
    accumulated depreciation of $1,472                 60,345
                                                  ------------

                                                       67,785
                                                  ------------
OTHER ASSETS
  Deferred Financing Costs - net of accumulated
    Amortization of $4,861                             95,139
  Deposits                                                724
                                                  ------------
                                                       95,863
                                                  ------------

TOTAL ASSETS                                      $   172,521
                                                  ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 ----------------------------------------------

CURRENT LIABILITIES
   Current Portion of Notes Payable               $    14,138
   Accounts Payable                                    93,389
                                                  ------------
                                                      107,527

DUE TO AFFILIATE                                    1,295,207

NOTES PAYABLE - less current portion                   50,811
                                                  ------------

         Total Liabilities                          1,453,545
                                                  ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 per value, 50,000,000
    shares authorized, 3,563,900 shares
    issued and outstanding                              3,564
  Additional paid-in capital                        1,013,316
  Accumulated other comprehensive income             (138,548)
  Deficit accumulated during the development       (2,159,356)
                                                  ------------
    Stage

        Total Stockholders' Equity (Deficit)       (1,281,024)
                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                $   172,521
                                                  ============


                 Read accompanying Notes to Financial Statements

                                            CROWN INTERNATIONAL, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                                                                 Period from
                                            Three Months Ended         Nine Months Ended      December 6, 1996
                                                December 31,              December 31,         (Inception) to
                                            2003         2002         2003         2002       December 31, 2003
                                         ------------------------  ------------------------  -------------------
REVENUES                                 $   13,294   $        -   $   13,294   $        -   $           13,294
                                         ------------------------  ------------------------  -------------------

EXPENSES
  Operating (exclusive of depreciation
    shown below)                              5,549            -        5,549            -                5,549
  General and administrative                 89,492      142,699      242,762      286,344            1,155,264
  Software Research and development
    Costs                                         -            -            -            -              981,321
  Interest expense                            1,431                     1,431                             1,431
  Depreciation and amortization               7,843        1,510       10,863        4,530               29,085
                                         ------------------------  ------------------------  -------------------

      Total Expenses                        104,315      144,209      260,605      290,874            2,172,650
                                         ------------------------  ------------------------  -------------------

NET (LOSS)                                  (91,021)    (144,209)    (247,311)    (290,874)          (2,159,356)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation
     Adjustments                            (54,119)       1,498     (121,780)         150             (138,548)
                                         ------------------------  ------------------------  -------------------

COMPREHENSIVE INCOME (LOSS)              $ (145,140)  $ (142,711)  $ (369,091)  $ (290,724)  $       (2,297,904)
                                         ========================  ========================  ===================

(LOSS) PER SHARE                         $    (0.03)  $    (0.05)  $    (0.08)  $    (0.10)
                                         ========================  ========================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       3,431,291    3,003,900    3,216,264    2,937,355
                                         =======================  =========================


                 Read accompanying Notes to Financial Statements

                                      CROWN INTERATIONAL, INC.

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)


                                                                                    Period from
                                                 Nine Months      Nine Months     December 6, 1996
                                                Ended Dec 31,    Ended Dec 31,     (Inception) to
                                                    2003             2002           Dec 31, 2003
                                               ---------------  ---------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                                   $     (247,311)  $     (290,874)  $      (2,159,356)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Depreciation and amortization                    10,863            4,530              29,085
      Foreign currency translation
        adjustments                                  (121,780)            (150)           (138,548)
     Common stock issued for
        purchased research and
        development costs                                                                  850,000
     Increase (decrease) in:
        Prepaid expenses                               (8,326)               -              (8,326)
        Deposits                                         (724)               -                (724)
     Increase (decrease) in accounts payable           18,084           (3,468)             50,827
                                               ---------------  ---------------  ------------------

NET CASH USED IN OPERATING ACTIVITES                 (349,194)        (289,662)         (1,377,042)
                                               ---------------  ---------------  ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of computer equipment                           -                -              (9,992)
   Purchase of telecommunications equipment           (19,255)               -             (19,255)
                                               ---------------  ---------------  ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES               (19,255)               -             (29,247)
                                               ---------------  ---------------  ------------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
   Increase in amount due to affiliate                288,362          264,032           1,295,207
   Proceeds of notes payable                           66,880                -              66,880
   Repayment of notes payable                          (1,931)               -              (1,931)
   Net proceeds from issuance of common
     stock                                             15,000           30,240              46,680
                                               ---------------  ---------------  ------------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                            368,311          294,272           1,406,836
                                               ---------------  ---------------  ------------------

NET INCREASE (DECREASE) IN CASH                          (138)            (542)                547

CASH - BEGINNING                                          685              244                   -
                                               ---------------  ---------------  ------------------

CASH - ENDING                                  $          547   $        4,854   $             547
                                               ===============  ===============  ==================


                 Read accompanying Notes to Financial Statements

                                     CROWN INTERNATIONAL, INC.

                           CONDENSED CONSOLIDATED CASH FLOWS (CONTINUED)


                                                                                    Period from
                                                  Nine Months     Nine Months    December 6, 1996
                                                 Ended Dec 31,   Ended Dec 31,    (Inception) to
                                                      2003            2002         Dec 31, 2003
                                                 --------------  --------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                   $        1,431               -  $           1,431

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Purchase of telecommunications equipment
     included in accounts payable.               $       42,562               -  $          42,562

   Issuance of common shares with notes payable
    recorded as deferred financing costs.        $      100,000               -  $         100,000

  Common stock issued in acquisition of office
  and computer equipment and purchased
  research and development costs.                $            -  $            -  $         870,200


                 Read accompanying Notes to Financial Statements

                            CROWN INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION

Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida and has a fiscal year ending March 31. During the year ended March 31, 2002, the Company suspended its research and development activities on further developing its intellectual property (communication software).

The Company currently is in the business of providing television , internet and other telecommunications services to multi dwelling unit buildings. On November 1, 2003, the Company ceased to be in the development stage.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------

The accompanying unaudited condensed consolidated financial statements of Crown International Inc. and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America ("United States GAAP") for interim financial information and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the "Audited Financial Statements") contained in the Company's Annual Report for the fiscal year ended March 30, 2003 on Form 10-KSB previously filed with the Securities and Exchange Commission ("SEC"). The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Principles  of  Consolidation
-----------------------------

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Crown Networks, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue  Recognition
--------------------

Revenues are recognized as the services are provided. Services are invoiced monthly at the beginning of the month for that month.

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

                            CROWN INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3.   NOTES  PAYABLE

In connection with the private placement dated August 1, 2003 (Note 4), during the three months ended December 31, 2003, the Company and its subsidiary, Crown Networks , Inc. issued promissory notes to Vidcom.com Technologies Inc. ("Vidcom") totaling CDN$88,000 (approximately US$66,880). The notes payable bear interest at the rate of 12% per annum and are repayable in thirty six blended monthly payments totaling $2,307 with balloon payments of approximately $34,899 due through December 29, 2006. As additional consideration, the Company has undertaken to issue to Vidcom 400,000 shares of common stock. The common shares were recorded as deferred financing costs at a value of $.25 per share for a total of $100,000 and are being amortized over the term of the notes payable. As of December 31, 2003, accumulated amortization was $4,861. As additional security for the notes, the Company assigned Vidcom its interest in a Satellite Television Service Agreement (Note 7) and the Company's subsidiary, Crown Networks , Inc. executed a General Security Agreement in favour of Vidcom.

Notes payable due subsequent to December 31, 2003 are summarized as follows:

           December 31,             Amount
           ------------             -------
              2004                  $14,138
              2005                   15,912
              2006                   34,899
                                    -------

           Total                    $64,949
                                    =======

On January 14, 2004, the Company and its subsidiary Crown Networks , Inc., issued promissory notes to Vidcom for an additional CDN$36,850 (approximately US$28,000). As additional consideration, the Company has undertaken to issue to Vidcom 167,500 shares of common stock.


4.   CAPITAL  STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share.

On September 2, 2003, the Company issued a private placement memorandum for the offering of a maximum of 30 units consisting of 20,000 common shares at a price of US$.25 per share under Rule 506 of Regulation D of the Securities Act of 1933. 60,000 common shares were sold for cash totaling US$15,000.

On August 1, 2003, the Company issued a private placement memorandum for the offering of a maximum of 50 units consisting of a note of CDN$5,000 (US$3,800) and 25,000 common shares under Rule 506 of Regulation D of the Securities Act of 1933. The note bears interest at 12% and is due three years from date of issue. In addition, the note contains an interest bonus equal to 10% of the face value of the note. During the period ended December 31, 2003, 16 units were sold for CDN$80,000 (approximately US$60,800). On January 14, 2004 an additional 6.7 units were sold for CDN$33,500 (approximately US$25,500).

On October 28, 2002, the Company issued a private placement memorandum for the offering of a maximum of four units consisting of 100,000 common shares per unit at a price of CDN$.25 per share (US$.1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933. 200,000 common shares were sold for cash totaling $30,240 net of offering costs of $1,260.

As of December 31, 2003, 3,563,900 common shares were issued and outstanding.

                            CROWN INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


5.   RELATED  PARTY  TRANSACTIONS

Due  to  Affiliate
------------------

The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Company's Directors to pay for software research and development costs and general and administrative expenses. As of December 31, 2003, the amount due this company was $1,295,207. The amount due does not bear interest and has no fixed term for repayment.

In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three month period ended December 31, 2003 and 2002:

Management fees - On April 2, 2000, the Company entered into a management agreement to provide administrative, professional and marketing services for a yearly fee of CDN$300,000 (approximately US$217,400). This Agreement can be terminated upon thirty days written notice. During the nine month period ended December 31, 2003 and 2002 management and professional fees were $165,700 and $144,000, respectively.

Office Rent - The Company leased office space for an annual rental of CDN$18,000 (approximately US$13,000). During the nine month period ended December 31, 2003 and 2002, rent was $11,050 and $8,685. respectively

6.   COMMITMENTS  AND  CONTINGENCIES

Contracts
---------

Effective October 8, 2003, the Company entered into a communications service agreement to provide basic television services at a monthly fee of CDN$8,746 (US$6,647) to a condominium corporation consisting of approximately 900 suites situated in Toronto, Ontario, Canada. The agreement expires in seven years but can be renewed. In addition at the request of the Condominium Corporation, the Company shall provide internet service directly to individual units who wish to subscribe at the monthly fee of CDN$36.95 per unit (US$28.08) and additional television programming on either bulk basis to the entire building and/or to individual units who wish to subscribe.

Equipment
---------

The Company has a commitment to purchase equipment having a value of approximately US $42,000.00 .


7.   GOING  CONCERN

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company has incurred an operating loss of $247,311 for nine months ended December 31, 2003 and has an accumulated deficit of $2,159,356 as of December 31, 2003. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in its subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.   PLAN  OF  OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Plan of Operation and/or Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully sell services and marketing programs, changes in our suppliers' or competitors' pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB for the Year Ended March 31, 2003 and previously filed with the SEC.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.


OVERVIEW

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

Crown's business objective is to secure an installed, contractual base of building and residential customers for terms up to approximately 10 years, a base from which to sell services and to secure for Crown a recurring revenue stream.

Management's objective is that each building be a profit centre so that Crown's earnings will be immediate and ongoing as buildings are added. For multi dwelling unit buildings, Crown's goal is to enter into contracts to provide them for a period up to approximately 10 years with its television and internet services and where each building will contain between approximately 300 and 800 units. In addition, Crown projects revenue from systems supplied to other MDU facilities such as hotels, hospitals, retirement complexes and institutions, as well as from telephony and security systems and other information and communications services.

With the building owners or management companies, the Company shall enter into an Agreement for a period up to approximately 10 years to provide to the building and its occupants' television and internet services. In most cases a bulk contract will be executed where the Company shall provide its services to an entire building without the Company having a contractual relationship with the occupants of the individual units. With a bulk contract , the contracting party is the building owner or the condominium corporation. In addition the Company may solicit work orders from individual occupants to provide additional services.

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

The capital cost to install the equipment required to provide each building with television and internet service is approximately $75,000. The Company intends to repay this amount over a 3 to 5 year period with blended monthly payments. The Company plans to develop relationships with various lenders to provide this capital financing on an individual building basis.

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

Management's network of industry participants has experience and relationships in the television and internet services sector in the United States.

During the three month period ending December 31, 2003 , the condominium corporation herein referred to, has requested that the Company provide on a bulk basis additional channel(s), and to the individual occupants of each unit internet service and packages of television programming. In order for the Company to provide these services , the Company must undertake to upgrade the existing wiring in the complex , and to purchase additional equipment.

The Company has a verbal arrangement with a contractor to purchase on his own account the required wiring and equipment, after which the wiring and equipment shall be transferred to the Company for a note bearing interest at the rate of 12% per annum plus shares in the Company at a time and upon terms to be determined at a future date.

In addition the Company has a verbal arrangement with a private Company to purchase notes pursuant to the Company's private placement dated August 1 , 2003 , the proceeds from which are to be used to purchase equipment and general corporate purposes.

The anticipated cost of the required wiring , equipment and contractor fees is approximately $75,000. Funding from the two aforesaid arrangements is sufficient for this expenditure.

Further the Company is in discussions with an institutional capital lease company to provide the Company with financing for its equipment purchases and installation and engineering costs.

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. Also, the Company anticipates meeting some of its cash requirements for the next 6 month period from further Shareholder advances, and from two private placements for approximately $185,000 and $150,000 each pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

The Company continues to have discussions with the owners and managers of MDU buildings to provide to them the Company's services on initially a bulk basis and thereafter on an individual basis to the unit occupants thereof.

The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to consultants and industry participants are sufficient to undertake the Company's Plan of Operation for the next fiscal year.

ITEM 3.   CONTROLS  AND  PROCEDURES

Evaluation  of  disclosure  controls  and  procedures
-----------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes  in  internal  controls
-------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART  II-OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibit  No.  Description

     31       Certification  by  Principal  Executive  Officers
     32.1     Certification  of  Chief  Executive  Officer
     32.2     Certification  of  Chief  Financial  Officer

(b)  Report on Form 8-K - none for this quarter


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  16 February, 2004      Crown International, Inc./FL

                              By:  /s/  Alan Irwin
                              -----------------------------------
                              Alan Irwin
                              President/Chief Executive Officer


                              By:  /s/ Lorna Irwin
                              -----------------------------------
                              Lorna Irwin
                              Chief financial Officer
                              (Principal Executive Officer