Form 10KSB
period 2004-03-31
CROWN INTERNATIONAL INC/FL
filed 2004-07-14
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended:    31 March, 2004

    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from                  to

                          COMMISSION FILE NO. 000-31915

                          CROWN INTERNATIONAL, INC./FL
                 (Name of Small Business Issuer in its charter)

                     Florida                       65-0716874
            (State of Incorporation)          (IRS Employer ID. No.)

         80 Richmond St. West,  Suite 1604,  Toronto,  Ontario  M5H 2A4
               (Address of Principal Executive Offices) (Zip Code)

        Issuer's telephone number, including area code:  (416)  866-8213

 Securities registered pursuant to  Section 12(b) of the Exchange Act:     None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share


Check  whether  the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days:
Yes  [X]  No  [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [_]

State issuer's revenues for twelve months ended March 31, 2004:  $34,609

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Not applicable. The Company has no public trading market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,731,400 shares of common stock, as of March 31, 2004.

Documents  Incorporated  By  Reference:    None

Transitional  Small  Business  Disclosure  Format:    No

                                TABLE OF CONTENTS

                                                                          Page

Part I                                                                    3

Item 1.    Description of Business                                        3
Item 2.    Description of Property                                        7
Item 3.    Legal Matters                                                  7
Item 4.    Submission of Matters to a Vote of Security Holders            7

Part II                                                                   8

Item 5.    Market for Common Equity and Related Stockholder Matters       8

Item 6.    Plan Of Operation                                              9 - 10
Item 7.    Financial Statements                                           11
Item 8.    Changes In and Disagreements With Accountants on               12
            Accounting and Financial Disclosure
Item 8A.   Controls & Procedures                                          12

Part III                                                                  12

Item 9.    Directors, Executive Officers, Promoters and Control           12
            Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.   Executive Compensation                                         13
Item 11.   Security Ownership of Certain Beneficial Owners and            13
            Management
Item 12.   Certain Relationships And Related Transactions                 14
Item13.    Exhibits and Reports on Form 8-K                               15
Item 14.   Principal  Accountant  Fees  and Services                      15

SIGNATURES                                                                15

CERTIFICATIONS

--------------------------------------------------------------------------------

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-KSB that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Any statements contained in this Form 10-KSB that are not statement of historical fact are forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the
Registrant's  control.    Factors  that  could  cause  or  contribute  to  such
differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully sell services and marketing programs, changes in our suppliers' or competitors' pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB for the Year Ended March 31, 2004.

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



PART  I

ITEM  1.        DESCRIPTION  OF  BUSINESS
-----------------------------------------

(A)     BUSINESS  DEVELOPMENT
-----------------------------

Crown International Inc. (the "Company") was incorporated on December 6th, 1996 under the laws of the State of Florida under the name of Crown International Inc. See Exhibit 3.1 at Page E-5. The Bylaws of the Company are included as
Exhibit 3.2 Page E-10.The above exhibits were previously filed with the 10SB November 2, 2000.

From the date of its incorporation to 31 March 2004 the Company has undertaken the following activity.

(1) On November 5th, 1999 the Company entered into a Bill of Sale with Greatway Global Communications Corp. (identified hereinafter as "Greatway") an Ontario, Canada Corporation. See Exhibit 2 Page E-1. The above exhibits were previously filed with the Registrant's Form 10-SB filed 2 November 2000. This Bill of Sale provided as follows:

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

(2) On January 29, 2003 Crown International, Inc. incorporated in the State of Florida a wholly owned subsidiary named Crown Networks, Inc.

(3) On February 12th, 2003 Crown Networks Inc. (Florida Corporation), incorporated in the Province of Ontario, Canada a wholly owned subsidiary named Crown Networks Inc.



(B)     BUSINESS  OF  ISSUER
----------------------------

GENERAL:

Firstly, the Company's business through its subsidiary, Crown Networks Inc. (Ontario, Canada) is to provide Internet and television services to residential multi-dwelling unit buildings. Multi-Dwelling Unit (MDU) buildings include apartment and condominium buildings, retirement and nursing home complexes, hotels, hospitals, universities, institutions like prisons and other properties having multiple units.

Secondly, the Company's services for Corporate communications are intended to provide the Company's potential corporate customers with a full range of means by which to communicate electronically and broadcast or deliver over the internet information, data or messages to corporate participants.

(1)  PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS:

(a)  Principal  Products  or  Services

Firstly, the Company's services for MDU internet and television services will include programming flexibility and variety, cost effectiveness, and high level service. Each building is unique with distinct needs. Crown will provide a customized solution that makes sense for the particular situation, and will choose the bundle of services that best meets the requirements of the residents.

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

With respect to internet services, the Company intends to operate as its own internet service provider and to provide link to the MDU building to the internet network, and then using the company's equipment, this internet service shall be provided to the building's individual units. Most MDU buildings contain the wiring connections from a central location to the individual units within a building. The Company's equipment enables the content carried by public carriers to the building to be transmitted to the individual units.

Secondly, the Company along with Vault Studios, Toronto, Canada intends to offer the following corporate communications services to businesses and Corporations. These services are described as follows:

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


b)  Markets

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


c)  Business  Applications  of  Services

Firstly, the Company plans to provide to MDU buildings and its occupants the most cost effective and desirable television and internet services. The Company shall obtain television content or programming from CRTC approved channels and networks, etc. This content shall be delivered to each building by way of public carriers in the satellite or cable business.

The Company shall install its equipment into each MDU building so that the content is received into the building for transmission using the company's equipment to the individual units within the building.

With respect to internet services, the Company intends to operate as its own internet service provider and to provide a link to the MDU building to the internet network and then using the company's equipment, this internet service shall be provided to the building's individual units.

Most MDU buildings contain the wiring connections from a central location to the individual units within a building. The Company's equipment enables the content carried by public carriers to the building to be transmitted to the individual units.

Secondly, Corporate Communication Services - for delivery over the internet:

     1) Basic Meetings (i.e. shareholders)     -  audio, video, recorded or live
          Corporate messages      -  press releases, President's, executive
          Interviews
          Products      -  launches, displays
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



(d)  Development  History  including  Industry  Participants

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

(3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE:

     Crown Networks Inc. (Ontario, Canada) has an active website at www.crownnetworks.com and has launched its services as hereinafter described.
---------------------

(4) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION:

a) General: The Company's Corporate communication services: During the development of the Company's technologies, Management of the Company acquired an awareness and understanding of the various components required to provide its services. Accordingly, Management of the Company is of the opinion that it can offer its services less expensively and quicker because of its understanding of the process and its relationships with the studios and technical people required to provide its services.

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

b)   Barriers  to  Entry:   In  the  opinion  of  Management  of the Company the
barriers  to  entry  are;
     1)   For  its  Corporate  communication  Services:
          -    In a troubled economy, the reluctance to break from historical practices and use the internet to deliver or broadcast and communicate meetings, messages, and product launches
          -    For  publicly  traded  companies,  assurance  of  regulatory compliance for shareholder meetings and disclosures
          -    Time  and  expense  to  install and train people for interactive internet working together
     2)   For  its  television  and  internet  services:

          - The Ontario, Canada marketplace is well serviced by established operations as herein before noted under competition
          - Provision of the services is capital intensive requiring approximately US$75,000.00 per building as well as specialized personnel to provide ongoing service to the subscribers.



c)  Advertising  and  Promotion:

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

(5)  SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS  AND  THE NAMES OF PRINCIPAL
SUPPLIERS:

     The components required to provide all of the Company's services are readily available in the marketplace.

(6)  DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS:

     The Company has a long term contract to provide television and internet services to three buildings, however the Company intends to acquire more such contracts.

(7)  PATENTS,  TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS
OR  LABOR  CONTRACTS,   INCLUDING  DURATION:

     The Company does not hold any patents, trademarks or licenses.

(8)  NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES:

     At this time there is no direct required government approval of the services offered. Crown Networks Inc. (Ontario, Canada) operates under an exemption from Canadian Radio - television and Telecommunications Commission
(CRTC) licensing requirements and associated regulations . However, Crown Networks Inc. does deal with other Corporation's products and other Corporation's that do require governmental regulation and permissions.

(9)  EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS:

     Not applicable - see (8) above.

(10) ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS:

     For the last two fiscal years the Company has not spent any money on research and development activities.

(11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS (FEDERAL, STATE AND LOCAL):

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


ITEM  3.  LEGAL  PROCEEDINGS     Not  applicable
----------------------------

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS     None
---------------------------------------------------------------------



PART  II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

(a)  Market  Information:

There is no public trading market for the common stock of Crown International, Inc.

The Company has no other class of stock. In regard to this class of common equity:

     1) There is no stock subject to outstanding warrants or options of any type whatsoever.

     2) The registrant has not agreed to register under the Securities Act any of the stock owned by the stockholders. At this time 403,600 shares are free trading (being held by non-affiliates for a continuous period in excess of two years) and could be sold under Rule 144(k) if that rule were available. 2,700,300 shares are held by affiliates for over one year and could be sold under Rule 144(e)(1). 627,500 shares have been issued within the past year under Rule 506 of Regulation D of the Securities Act of 1933.

     3) There is no stock that is proposed to be publicly offered by the registrant, or otherwise.

(b) Holders: The only class of equity in the Company is common stock . There are approximately 39 stockholders of record.

(c)  Dividends:   The  Company  has never paid dividends and has no intention of paying  dividends  in  the  future.

Recent  Sales  Of  Unregistered  Securities:
--------------------------------------------

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

On October 28, 2002, the Company issued a private placement memorandum for the offering of a maximum of four units consisting of 100,000 common shares per unit at a price of CDN $0.25 per share (US$0 .1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933. As of March 31, 2004, 200,000 common shares were sold for cash totaling $30,240 net of offering costs of $1,260. The offering expired on January 26, 2003.

On August 1, 2003, the Company issued a private placement memorandum for the offering of a maximum of 50 units consisting of a note of CDN$5,000 (US$3,800) and 25,000 common shares under Rule 506 of Regulation D of the Securities Act of 1933. The note bears interest at 12% and is due three years from date of issue. In addition, the note contains an interest bonus equal to 10% of the face value of the note. As of March 31, 2004, 22.7 units were sold for cash totaling US$113,500. The offering expired on April 27, 2004 but was informally extended to July 31, 2004.

On September 2 , 2003, the Company issued a private placement memorandum for the offering of a maximum of 50 units consisting of 20,000 common shares per unit at a price of US$0.25 per share under Rule 506 of Regulation D of the Securities Act of 1933. As of March 31, 2004, 60,000 common shares were sold for cash totaling US$15,000. The offering expired on December 1, 2003.

ITEM  6.   PLAN  OF  OPERATION
------------------------------

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

The Company's technology, as described in previous filings is being held in abeyance until market conditions improve or a compelling and profitable customer or customers are ready to buy. The Company does not plan to do any Research and development at this time. For the Company's Corporate communication services, the Company has developed an unwritten relationship with Vault Studios to jointly market and produce the Company's corporate communication services.

During the Quarter Ending 30 September, 2004, the Company intends to re-organize and re-structure as follows:

a) Because the Company's Corporate Communications Services are significantly different than its Subsidiary's business of providing television and internet services, and in order to focus on the television and internet services, the Company intends to "spin-off" or transfer all of its technology and corporate communications services assets and their business models and relationships to a wholly owned and to be newly incorporated subsidiary of the Company. In consideration for this asset transfer, the Company's subsidiary will issue newly issued shares of its common stock to the Company's shareholders in the same numbers as the shareholders of the Company currently own their shares. This transaction, call a spin-off, is to be completed in accordance with the U>S> Securities and Exchange Commission Rules and Regulations and the Securities Act of 1933.

b) The Company intends to issue upto an additional 12,000,000 shares as follows:
          i)     Converting  the  Macwin  Investments  Inc.  debt  into  stock;
          ii)    Conversion  of  certain  outstanding  invoices  into  stock;
          iii)   Issue  shares  for  industry  expertise  and  relationships
          iv)    Issue  shares  to  an  Investor
          v)     Issue  share  for  services  rendered

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

The capital cost to install the equipment required to provide each building with television and internet service is approximately US$75,000. The Company intends to repay this amount over a 3 to 5 year period with blended monthly payments. The Company plans to develop relationships with various lenders to provide this capital financing on an individual building basis.

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

During the three month period ending 31 December, 2003, the Company entered into a 7 year contract to supply basic television service to 3 buildings having approximately 900 units.

During the three month period ending March 31, 2004 , the Contract herein referred to, was extended to 12 years wherein the Company undertook to offer to the individual occupants of each unit internet service and additional packages of television programming. In order for the Company to provide these services , the Company undertook to upgrade the existing wiring in the complex , and to purchase additional equipment.

The Company's business model is to secure long term contracts from a building to provide basic service for a set monthly fee. This fee is to repay on a 4 to 5 year amortization the capital cost of the equipment and to pay the programming costs as they become due. The net revenue from individual subscribers for additional television packages and the internet is to pay general operating cost.

The Company has a verbal arrangement with a contractor to purchase on his own account the required wiring and equipment, after which the wiring and equipment shall be transferred to the Company for a note bearing interest at the rate of 12% per annum plus shares in the Company at a time and upon terms to be determined at a future date.
In addition the Company has a verbal arrangement with a private Company to purchase notes pursuant to the Company's private placement dated August 1, 2003, the proceeds from which are to be used to purchase equipment and general corporate purposes.

The anticipated cost of the required wiring , equipment and contractor fees is approximately US$75,000. Funding from the two aforesaid arrangements is sufficient for this expenditure.

Further the Company is in discussions with an institutional capital lease company to provide the Company with financing for its equipment purchases and installation and engineering costs.

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. Also, the Company anticipates meeting some of its cash requirements for the next 12 month period from further Shareholder advances, and from an existing private placement for approximately $185,000 and a further private placement of approximately $150,000 both pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

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



ITEM  7.   FINANCIAL  STATEMENTS
--------------------------------

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY



                                    CONTENTS
                                    --------


                                                        PAGE

Independent  Auditor's  Report                           1

Financial  Statements:

 Consolidated  Balance  Sheet                            2

 Consolidated  Statements  of  Operations
 and  Comprehensive  Income                              3

 Consolidated  Statements  of  Changes  in
 Stockholders'  Equity  (Deficit)                        4

 Consolidated  Statements  of  Cash  Flows             5  -  6

 Notes  to  Consolidated  Financial
 Statements                                           7  -  15

                          EARL M. COHEN, C.P.A., P.A.
                          Certified Public Accountant

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Crown International, Inc. & Subsidiary

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Crown
International, Inc. & Subsidiary as of March 31, 2004 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity (deficit) and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown International, Inc. & Subsidiary as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Crown International, Inc. & Subsidiary will continue as a going concern. As discussed in Note 10 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Crown International, Inc. & Subsidiary to continue as a going concern at March 31, 2004. Management's plans in regard to that matter also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 17, 2004

Boca Raton, Florida



By:  /s/ Earl M. Cohen, C.P.A., P.A.
------------------------------------

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004


                                     ASSETS
                                     ------

CURRENT  ASSETS
 Cash                                                     $        472
 Prepaid  expenses                                               9,877
                                                          ------------

     Total  Current  Assets                                     10,349
                                                          ------------

PROPERTY  AND  EQUIPMENT                                       106,802
                                                          ------------

OTHER  ASSETS
 Deferred  financing  costs                                    125,191
 Deposit                                                           724
                                                          ------------

     Total  Other  Assets                                      125,915
                                                          ------------

TOTAL  ASSETS                                             $    243,066
                                                          ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------

CURRENT  LIABILITIES
 Current  portion  of  notes  payable                     $     20,523
 Accounts  payable                                             130,713
                                                          ------------

     Total  Current  Liabilities                               151,236

NOTES  PAYABLE  -  LESS  CURRENT  PORTION                       67,363

DUE  TO  AFFILIATE                                           1,365,290
                                                          ------------

     Total  Liabilities                                      1,583,889

COMMITMENTS

STOCKHOLDERS'  EQUITY  (DEFICIT)                           (1,340,823)
                                                          ------------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'
 EQUITY  (DEFICIT)                                        $    243,066
                                                          ============


          Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       YEARS ENDED MARCH 31, 2004 AND 2003


                                           2004         2003
                                        -----------  -----------
REVENUES                                $   34,609   $        -
                                        -----------  -----------
EXPENSES
 Operating (exclusive of depreciation
  shown below)                              13,848            -
 General and administrative                327,927      356,494
 Interest expense                            7,238            -
 Depreciation and amortization              27,952        6,040
                                        -----------  -----------

    Total Expenses                         376,965      362,534
                                        -----------  -----------

NET (LOSS)                                (342,356)    (362,534)

OTHER COMPREHENSIVE INCOME
 Foreign currency translation
  adjustments                             (128,409)     (41,377)
                                        -----------  -----------

COMPREHENSIVE INCOME (LOSS)             $ (470,765)  $ (403,911)
                                        ===========  ===========

(LOSS) PER SHARE                        $     (.10)  $     (.12)
                                        ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             3,337,937    2,978,421
                                        ===========  ===========

Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED MARCH 31, 2004 AND 2003


                                  Common Stock     Additional     Retained        Other
                                Number of   Par      Paid-In      Earnings     Comprehensive
                                 Shares    Value     Capital     (Deficit)        Income          Total
                                ---------  ------  -----------  ------------  ---------------  ------------
Balance - March 31, 2002        2,903,900  $2,904  $   868,736  $(1,549,511)          24,609      (653,262)

Common shares issued for cash     200,000     200       30,040            -                -        30,240

Net (loss)                              -       -            -     (362,534)               -      (362,534)

Foreign currency translation
 adjustments                            -       -            -            -          (41,377)      (41,377)
                                ---------  ------  -----------  ------------  ---------------  ------------

Balance - March 31, 2003        3,103,900   3,104      898,776   (1,912,045)         (16,768)   (1,026,933)

Common shares issued for cash      60,000      60       14,940            -                -        15,000

 Common shares issued in
connection with notes payable     567,500     568      141,307            -                -       141,875

Net (loss)                              -       -            -     (342,356)               -      (342,356)

Foreign currency translation
 adjustments                            -       -            -            -         (128,409)     (128,409)
                                ---------  ------  -----------  ------------  ---------------  ------------

Balance - March 31, 2004        3,731,400  $3,732  $ 1,055,023  $(2,254,401)  $     (145,177)  $(1,340,823)
                                =========  ======  ===========  ============  ===============  ============

          Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED MARCH 31, 2004 AND 2003


                                            2004        2003
                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                              $(342,356)  $(362,534)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization            27,952       6,040
   Foreign currency translation
    adjustments                           (128,409)    (41,377)
   (Increase) decrease in:
     Prepaid expenses                       (9,877)          -
     Deposit                                  (724)          -
    Increase (decrease) in accounts
     payable                                17,005      (1,865)
                                         ----------  ----------

NET CASH USED IN OPERATING ACTIVITIES     (436,409)   (399,736)
                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of telecommunications
  equipment                                (25,135)          -
                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliate      358,445     369,937
  Proceeds of notes payable                 94,886           -
  Repayment of notes payable                (7,000)          -
  Net proceeds from issuance of common
   stock                                    15,000      30,240
                                         ----------  ----------

NET CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES                                461,331     400,177
                                         ----------  ----------

NET (DECREASE) INCREASE IN CASH               (213)        441

CASH - BEGINNING                               685         244
                                         ----------  ----------

CASH - ENDING                            $     472   $     685
                                         ==========  ==========


  Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED MARCH 31, 2004 AND 2003


                                        2004    2003
                                      --------  -----
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

  Cash paid during the year for:
   Interest                           $  7,238  $   -
                                      ========  =====

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Purchase of telecommunications
   equipment included in accounts
   payable.                           $ 80,965  $   -
                                      ========  =====

  Issuance of common shares with
   notes payable recorded as
   deferred financing costs.          $141,875  $   -
                                      ========  =====

   Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  1.  ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida. The Company is currently engaged in the business of providing television, Internet and other telecommunications services to multi dwelling unit buildings. The Company's headquarters is in Toronto, Canada.

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

          PROPERTY  AND  EQUIPMENT
          ------------------------

          Property and equipment is recorded at cost. Expenditures for major betterments and additions are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets, are expensed.

          Depreciation is computed by the straight-line method over the estimated useful lives of the assets as follows:

               Office  and  computer  equipment          5  years
               Telecommunications  equipment             7  years

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          ----------------------------------------------------------

          DEFERRED  FINANCING  COSTS
          --------------------------

          Costs incurred relating to the issuance of the notes payable (Note 4) are being amortized on the straight-line basis over the term of the related note. As of March 31, 2004, accumulated amortization was $16,684.

          REVENUE  RECOGNITION
          --------------------

          Revenues for telecommunication services are recognized over the period services are provided. The services are invoiced at the beginning of the month for that month.

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

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          ----------------------------------------------------------

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

NOTE  3.  PROPERTY  AND  EQUIPMENT
          ------------------------

          Property and equipment as of March 31, 2004 consisted of the following:

               Office and computer equipment          $  30,192
               Telecommunications equipment             106,100
                                                      ----------
                                                        136,292
               Accumulated depreciation               (  29,490)
                                                      ----------

               Total                                  $ 106,802
                                                      ==========

          For the years ended March 31, 2004 and 2003, depreciation expense was $11,268 and $6,040, respectively.

NOTE  4.  NOTES  PAYABLE
          --------------

          In connection with the private placement memorandum dated August 1, 2003 (Note 6), the Company issued notes payable

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  4.  NOTES  PAYABLE  (CONTINUED)
          --------------------------

          totaling CDN$124,850 (US$87,886). The notes are repayable in thirty six monthly installments totaling CDN$3,271 (US$2,486) including interest at 12% per annum with balloon payments of approximately US$28,005 due through December 2006. The notes payable include an "interest bonus" equal to 10% of the note proceeds. The interest bonus is expensed over the term of the related note. The remaining portion is included in prepaid expenses. As additional consideration, the Company issued 567,500 common shares. The common shares were recorded as deferred financing costs at a value of $.25 per share for a total of $141,875 (Note 2). The notes payable are collateralized by telecommunications equipment and an assignment of its interest in a Communications Service Agreement (Note 8).


               Total notes payable                       $  87,886
               Current portion                            (20,523)
                                                          --------

               Notes payable, less current portion       $  67,363
                                                         =========

          Notes payable due subsequent to March 31, 2004 are summarized as follows:

                  March  31,                         Amount
                  ----------                         ------

                    2005                            $20,523
                    2006                             23,051
                    2007                             44,312
                                                    -------

                    Total                           $87,886
                                                    =======

          On April 14, 2004, an additional note payable for CDN$51,150 (US$38,363) was issued and as additional consideration, 232,500 common shares were issued.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  5.  INCOME  TAXES
          -------------

          As of March 31, 2004, the Company has net operating loss carryforwards for income tax purposes of approximately $1,258,900 expiring through March 31, 2024, available to offset future taxable income. No deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                                            2004        2003
                                         ----------  ----------

              Start-up expenditures      $ 374,200   $ 669,000
              Net operating loss
               carryforward                473,700      51,000
                                         ----------  ----------
                                           847,900     720,000
              Less: Valuation allowance   (847,900)   (720,000)
                                         ----------  ----------

              Net deferred income tax
               asset                     $       -   $       -
                                         ==========  ==========

          During the year ended March 31, 2004, the valuation allowance increased by $127,900.

          The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                           2004      2003
                                         --------  --------

              Tax (benefit) at federal
                statutory rate            (34.00)%  (34.00)%
              State tax (benefit), net
                of federal benefit         (3.63)    (3.63)
              Valuation allowance          37.63     37.63
                                         --------  --------

              Tax provision (benefit)      00.00%    00.00%
                                         ========  ========

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  6.  CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of March 31, 2004, 3,731,400 common shares were issued and outstanding.

          On September 2, 2003, the Company issued a private placement memorandum for the offering of a maximum of fifty units consisting of 20,000 common shares at a price of US$.25 per share under Rule 506 of Regulation D of the Securities Act of 1933. 60,000 common shares were sold for cash totaling $15,000. The offering expired on December 1, 2003.

          On August 1, 2003, the Company issued a private placement memorandum for the offering of a maximum of fifty units consisting of a note for CDN$5,000 (US$3,800) (Note 4) and 25,000 common shares under Rule 506 of Regulation D of the Securities Act of 1933. The offering expired April 27, 2004 but was informally extended to July 31, 2004. As of
          March  31,  2004, 22.7 units were sold for CDN$113,500 (US$87,886). On
          April 14, 2004, an additional 9.3 units were sold for CDN$46,500 (US$35,340).

          On October 28, 2002, the Company issued a private placement memorandum for the offering of a maximum of four units consisting of 100,000 common shares per unit at a price of CDN$.25 per share (US$.1575 per share) under Rule 506 of Regulation D of the Securities Act of 1933.
          As of March 31, 2004, 200,000 common shares were sold for cash totaling US$30,240 net of offering costs of US$1,260. The offering expired on January 26, 2003.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  7.  RELATED  PARTY  TRANSACTIONS
          ----------------------------

          DUE  TO  AFFILIATE
          ------------------

          The Company receives funding from a Canadian company wholly-owned by the spouse of one of the Company's directors for working capital purposes and to pay for general and administrative expenses. As of March 31, 2004, the amount due this company was $1,365,290. The amount due does not bear interest and has no fixed term for repayment. Subsequent to March 31, 2004, net payments of approximately $4,600 were made.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the years ended March 31, 2004 and 2003:

          Management  Fees  -  On  April  1,  2000,  the  Company entered into a
          ----------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of CDN$300,000 (US$222,000 and US$194,100 during the years ended March 31, 2004 and 2003, respectively). The agreement can be terminated upon thirty days written notice. In addition, during November 2002, the Company was charged US$75,000 for corporate governance services.

          Office  Rent - The Company leased office space for an annual rental of
          -----------
          CDN$18,000 (US$13,300 and US$11,600 during the years ended March 31, 2004 and 2003, respectively).

NOTE  8.  COMMITMENTS
          -----------

          COMMUNICATIONS  SERVICE  AGREEMENT
          ----------------------------------

          Effective November 1, 2003, the Company entered into a communications service agreement to provide basic television services at a monthly fee of CDN$8,746

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  8.  COMMITMENTS  (CONTINUED)
          -----------------------

          COMMUNICATIONS  SERVICE  AGREEMENT  (CONTINUED)
          ----------------------------------------------

          (US$6,647) to a condominium corporation consisting of approximately 900 suites located in Toronto, Canada. The agreement expires in seven years but can be renewed. Effective February 1, 2004, the agreement was amended to increase the monthly fee to CDN$9,723 (US$7,389) and to extend the term to twelve years.

          OPERATING  LEASES
          -----------------

          In addition to the leased office space referred to in Note 7, the Company leases other administrative and software development facilities on a month-to-month basis for CDN$600 (US$444) and under a one year operating lease for a monthly rental of CDN$1,134 (US$839) expiring September 30, 2004.

          The Company also leases an automobile and computer equipment under noncancelable operating leases expiring through October 2007.

          Future minimum lease payments due under these leases for the years ending subsequent to March 31, 2004 are as follows:

                     March  31,                Amount
                     ----------                ------

                       2005                    $15,229
                       2006                      8,847
                       2007                      8,847
                       2008                      4,424
                                               -------

                     Total                     $37,347
                                               =======

          During the years ended March 31, 2003 and 2002, rent expense was $28,405 and $25,112, respectively.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  9.  CONCENTRATION  OF  CREDIT  RISK
          -------------------------------

          The Company's revenue was earned from one customer (Note 8).

NOTE 10.  GOING  CONCERN
          --------------

          The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the financial statements, the Company has incurred an operating loss of $342,356 for the year ended March 31, 2004 and has an accumulated deficit of $2,254,401 as of March 31, 2004. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in it's subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     Not  applicable.

ITEM  8A.   CONTROLS  AND  PROCEDURES
-------------------------------------

Evaluation of disclosure controls and procedures:
     As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes  in  internal  controls:
     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
          ---------------------------------------------------------

(a)  Directors  And  Executive  Officers:

As of 31 March 2004, the following are the directors and executive officers of the Company:

Alex Kennedy, 70, was appointed Secretary and Director on April 22, 2000 is the Secretary, and Treasurer on May 13, 2002. Within the past 5 years he has been involved with RDG Minerals Inc., Mining), and TTLN - Total Entertainment Inc. (Internet Entertainment). He brings extensive background in the retail-merchandising field, where he was CEO of 2 national retail companies in Canada. He is a Director for Ashurst Technologies Ltd. (listed on the Toronto Stock Exchange) and NETFORFUN.com Inc. (a Canadian public Company seeking a listing on CDNX). Mr. Kennedy is available upon request to the Company to advise on General Management issues such as Marketing and Relations with industry participants.

Alan Irwin, B.A., LL.B., 61, has served as a Director since April 22, 2000 and was appointed President and Chief Executive Officer on 13 May, 2002. In 1995 and 1996 he was the Director and President of Typhon Industries Ltd., a public company in recreation and entertainment. Since 1997 he has been the developer of Greatway Global Communications Corp. in product and business. He brings with him expertise in new business development, mergers and acquisitions, divestitures and various financing arrangements for both publicly held and private companies. Mr. Irwin provides Management services as a representative of Macwin Investments, Inc.

Lorna Irwin, 52 was appointed Chief Financial Officer on 13 May, 2002. She is the controlling shareholder of Macwin Investments Inc., an Ontario, Canada Private Corporation, and Macwin Investments Inc. is the controlling shareholder of Greatway, and Greatway is the controlling shareholder of The Company. For the past 13 years, Lorna Irwin has operated Macwin Investments Inc. and Macwin Consulting Inc. (also an Ontario, Canada Private Corporation) and both Companies offer financing and consulting services, para legal services and bookkeeping and portfolio management services to various private and public companies.

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

(b)  Identify  Significant  Employees

There are no employees with the Company. The following provide Consulting services to the Company:

Lisa Bailey, 47, serving as Senior Financial Advisor since November 1999 - is a self-employed small business advisor. Since 1984 she has offered financial services and specializes in the area of planning, administration and management of businesses. Currently working in the Ottawa, Canada area Ms. Bailey has acted as the Senior Financial advisor to Greatway, and now, the Company and provides assistance in matters of financial planning and projections. Lisa Bailey is available upon request to the Company to advise on general financial matters and to assist in the preparation of financial statements and projections.

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

     Amount of time devoted to the Company's business by Significant others as stated in Item 9 (b) above:
          Lisa  Bailey,  Senior  Financial  advisor                    - 30%


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
            RELATED  STOCKHOLDER  MATTERS
            -----------------------------

(a)  Security  Ownership  Of  Certain  Beneficial  Owners:
       The following persons (including any group as defined in Regulation S-B, Section 228.403) are known to the Company, as the issuer, to be the beneficial owner of more than five percent of any class of the said issuer's voting securities:

                                        Amount and
                    Name of             Nature of
Title of           Beneficial           Beneficial  Percentage
Class                Owner                Owner      of Class
--------  ----------------------------  ----------  ----------
Common    Brigand Capital Corp.            500,300       13.40
          Toronto, Ontario

Common    Greatway Global                2,000,000       53.60
          Communications Corp.
          Toronto, Ontario

Common    Vidcom.com Technologies Inc.     567,500       15.21
          Etobicoke, Ontario

Common    Bull International Inc.          200,000       05.36
          Toronto, Ontario

TOTAL                                    3,267,800       87.57

(1) Brigand Capital Corp. is an Ontario, Canada corporation. V.T.Franszke is the sole stockholder of the Company.

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

(3)  Vidcom.com  Technologies  Inc.  is  an  Ontario,  Canada Corporation.  V.L.
Palermo  is  the  sole  stockholder  of  the  Company  .

(4) Bull International, Inc. is a Bermuda Corporation soley owned by Balmoral Corp. which is controlled by Derek Bunton.


(b)  Security  Ownership  Of Management:     The following information lists, as
     -----------------------------------
to each class, equity securities beneficially owned by all directors.

             Name and                       Amount and
             Address of                     Nature of
Title of     Beneficial                     Beneficial          Percentage
Class        Owner                          Owner               of Class
-------------------------------------------------------------------------------
Common       Alan  Irwin                    1,640,000           43.95
             R.R. #2, Godfrey, Ontario
             KOH  1TO

Alan Irwin is the spouse of Lorna Irwin. Lorna Irwin is the sole stockholder of Macwin Investments, Inc., an Ontario, Canada Corporation. Macwin Investments, Inc. is the majority stockholder of Greatway Global Communications Corp.

NOTE TO (a) and (b) ABOVE: As to the beneficial ownership of the securities listed above in (a) and (b), no such owner has the right to acquire within sixty
(60) days or otherwise, the right to acquire shares from options, warrants, right, conversion privileges, or similar obligations.

(c)  Changes In Control:   There are no arrangements that may result in a change
     ------------------
in  control  of  the  Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

Since April 1, 2000 the Company has been provided with monies and services for the Company's activities by Macwin Investments Inc. Macwin Investments Inc., a Ontario, Canada private Corporation owned by Lorna Irwin, the spouse of Alan Irwin, a Director of the Company. Macwin Investments is the controlling shareholder of Greatway Global Communications Corp., the holder of 53.60% of the common stock of the Company.

Macwin Investments Inc. has provided management services to the Company and monies for the purchase of equipment, general and administrative expenses and research and development expenses.

The outstanding advances for monies and services are in the amount of $1,365,290 and are non-interest bearing and have no fixed term for repayment as set forth in the Company's Financial Statements for the fiscal year ending 31 March, 2004 filed herewith.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)     Exhibit  No.      Description
        -----------       -----------

        10.4              Management Contract
        31                Certification By Principal Executive Officers
        32.1              Certification of Chief Executive Officer
        32.2              Certification of Chief Financial Officer

(b)     Report  on  Form  8-K:     None  for  this  quarter.


ITEM  14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
------------------------------------------------------

The Company paid audit fees to its independent certified public accountant, Earl
M. Cohen, C.P.A., P.A. in the amount of $15,300 and $12,781 for the years ended March 31, 2004 and 2003, respectively. Tax return preparation fees paid to its independent certified public accountant was $2,735 and $0 for the years ended March 31, 2004 and 2003 respectively.



SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-KSB to be signed on its behalf by the undersigned in the capacities and on the dates indicated, thereunto duly authorized.

                                       CROWN INTERNATIONAL, INC./FL
                                       (Registrant)


Dated:   13 July, 2004                 By : /s/ ALAN IRWIN
                                       -------------------
                                       ALAN IRWIN, Director, President and
                                       Chief Executive Officer

Dated:   13 July, 2004                 By : /s/  ALEX KENNEDY
                                       ----------------------
                                       ALEX KENNEDY, Director,
                                       Secretary  & Treasurer

Dated:   13 July, 2004                 By : /s/  ORNA IRWIN
                                       --------------------
                                       LORNA IRWIN,
                                       Chief Financial Officer