Form 10QSB
period 2004-06-30
CROWN INTERNATIONAL INC/FL
filed 2004-08-16
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30,2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NO.: 000-31915

                             ----------------------

                          CROWN INTERNATIONAL, INC./FL
             (Exact name of registrant as specified in its charter)

                           FLORIDA                  65-0716874
            (State of Incorporation)          (IRS Employer ID. No.)

 80 RICHMOND ST. WEST, SUITE 1604, TORONTO, ONTARIO,         M5H 2A4
                         CANADA
      (Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code: (416) 866-8213

                             ----------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,963,900 shares of common stock, $.001 par value, were outstanding on June 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------
CURRENT ASSETS
 Cash                                           $     1,903
                                                ------------

PROPERTY AND EQUIPMENT
 Office and computer equipment - net
  of accumulated depreciation of $25,769              4,420
 Telecommunications equipment net
  of accumulated depreciation of $9,020              97,595
                                                ------------
                                                    102,015
                                                ------------
OTHER ASSETS
 Deferred financing costs - net of
  accumulated amortization of $32,543               167,457
 Deposit                                                724
                                                ------------
     Total Other Assets                             168,181
                                                ------------
TOTAL ASSETS                                    $   272,099
                                                ============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

CURRENT LIABILITIES
 Current portion of notes payable               $    30,400
 Accounts payable                                   125,404
                                                ------------
     Total Current Liabilities                      155,804

NOTES PAYABLE - LESS CURRENT PORTION                 79,201

DUE TO AFFILIATE                                  1,387,301
                                                ------------
     Total Liabilities                            1,622,306
                                                ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,963,900 issued and
  outstanding                                         3,964
 Additional paid-in capital                       1,112,916
 Accumulated other comprehensive income            (106,627)
 Deficit                                         (2,360,460)
                                                ------------
     Total Stockholders' Equity (Deficit)        (1,350,207)
                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $   272,099
                                                ============

    Read accompanying Notes to Consolidated Financial Statements.

                         CROWN INTERNATIONAL, INC. & SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                                     INCOME (LOSS)
                                      (UNAUDITED)

                                                          Three Months Ended June 30,
                                                       --------------------------------
                                                            2004             2003
                                                       --------------  ----------------
REVENUES                                               $      21,587   $           -
                                                       --------------  ----------------

EXPENSES
 Operating(exclusive of depreciation shown below)              8,446               -
 General and administrative                                   91,359            71,025
 Interest expense                                              6,680               -
 Depreciation and amortization                                21,161             1,510
                                                       --------------  ----------------

Total Expenses                                               127,646            72,535
                                                       --------------  ----------------

NET (LOSS)                                                  (106,059)          (72,535)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation adjustments                     38,550           (92,201)
                                                       --------------  ----------------

COMPREHENSIVE (LOSS)                                   $     (67,509)  $      (164,736)
                                                       ==============  ================

(LOSS) PER SHARE                                       $        (.03)  $          (.02)
                                                       ==============  ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       3,928,131         3,103,900
                                                       ==============  ================




Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           Three Months Ended June 30,
                                        --------------------------------
                                             2004             2003
                                        --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                             $    (106,059)  $       (72,535)
 Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:
    Depreciation and amortization              21,161             1,510
    Amortization of prepaid
     interest                                   3,177               -
    (Decrease) Increase in accounts
      payable                                  (5,309)            5,858
                                        --------------  ----------------

NET CASH (USED IN) OPERATING
 ACTIVITIES                                   (87,030)          (65,167)
                                        --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of telecommunications
  equipment                                      (515)              -
                                        --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliate          22,011           156,699
  Proceeds of note payable                     34,550               -
  Repayment of notes payable                   (6,135)              -
                                        --------------  ----------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                    50,426           156,699
                                        --------------  ----------------

EFFECT OF FOREIGN CURRENCY
 TRANSLATION                                   38,550           (92,201)
                                        --------------  ----------------

NET INCREASE (DECREASE) IN CASH                 1,431              (669)

CASH - BEGINNING                                  472               685
                                        --------------  ----------------

CASH - ENDING                           $       1,903   $            16
                                        ==============  ================


          Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                        Three Months Ended June 30,
                                      ------------------------------
                                          2004            2003
                                      -------------  ---------------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

  Cash paid during the period for:
   Interest                           $       5,493  $         -
                                      =============  ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Issuance of common shares with
   notes payable recorded as
   deferred financing costs.          $      58,125  $         -
                                      =============  ===============

  Prepaid interest recorded on
   notes payable                      $       3,455  $         -
                                      =============  ===============


          Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1.   ORGANIZATION
          ------------

          Crown International, Inc. was incorporated on December 6, 1996 under the laws of the State of Florida. The Company operates in one segment in the business of providing television, Internet and other telecommunications services to multi dwelling unit buildings. The Company's headquarters is in Toronto, Canada.

          On November 1, 2003, the Company ceased to be in the development stage.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          BASIS OF PRESENTATION
          -----------------------

          The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2004, included in the Company's Form 10-KSB as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending March 31, 2005.

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

          These consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary, Crown Networks, Inc. All significant intercompany

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          ----------------------------------------------------------

          PRINCIPLES  OF  CONSOLIDATION  (CONTINUED)
          -----------------------------------------

          balances and transactions have been eliminated in consolidation.


          DEFERRED  FINANCING  COSTS
          --------------------------

          Costs incurred relating to the issuance of the notes payable are being amortized on the straight-line basis over the term of the related note.

          REVENUE  RECOGNITION
          --------------------

          Revenues for telecommunication services are recognized over the period services are provided. The services are invoiced at the beginning of the month for that month.

          COMPREHENSIVE  INCOME  (LOSS)
          ----------------------------

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of changes in stockholders' equity resulting from non-owner sources. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments.

          FOREIGN  CURRENCY  TRANSLATION
          ------------------------------

          These financial statements have been presented in U.S. dollars. The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiary is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheet date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          ----------------------------------------------------------

          FOREIGN  CURRENCY  TRANSLATION(CONTINUED)
          -----------------------------------------

          translation adjustment (which is included in the other comprehensive loss) in stockholders' equity (deficit).

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

NOTE  3.   NOTES  PAYABLE
           --------------

          During the three months ended June 30, 2004, the Company issued an additional note payable to a Canadian shareholder for CDN$51,150 (US$38,005). The note is payable in thirty-six monthly installments of CDN$1,340 (US$996) including interest at 12% per annum with a balloon payment of approximately US$11,213 due April 2007. The note payable includes an "interest bonus" equal to 10% of the note proceeds. The interest bonus is expensed over the term of the related note and the unexpensed portion is applied against the balance of notes payable. As additional consideration, the Company issued 232,500 common shares. The common shares were recorded as deferred financing costs at a value of $.25 per share for a total of $58,125. The note payable is collateralized by telecommunications equipment and an assignment of the Company's interest in a Communications Service Agreement.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE  4.  CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of June 30, 2004, 3,963,900 common shares were issued and outstanding.

          On August 1, 2003, the Company issued a private placement memorandum for the offering of a maximum of fifty units consisting of a note for CDN$5,000 (US$3,800) and 25,000 common shares under Rule 506 of Regulation D of the Securities Act of 1933. The offering expired April 27, 2004 but was informally extended to July 31, 2004. During the three months ended June 30, 2004, 9.3 units were sold for CDN$51,150 (US$38,005) including the 10% interest bonus (Note 3).

NOTE  5.  RELATED  PARTY  TRANSACTIONS
          ----------------------------

          DUE  TO  AFFILIATE
          ------------------

          The Company receives funding for working capital purposes and to pay for general and administrative expenses from a Canadian company wholly-owned by the spouse of one of the Company's directors. As of June 30, 2004, the amount due this company was $1,387,301. The amount due does not bear interest and has no fixed term for repayment.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three months ended June 30, 2004 and 2003:

          Management  Fees  -  On  April  1,  2000,  the  Company entered into a
          ----------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of CDN$300,000 (approximately US$222,000). The agreement can be terminated upon thirty days written notice. During the three months ended June 30, 2004 and 2003, management fees were $55,125 and $53,956, respectively.

          Office  Rent - The Company leased office space for an annual rental of
          ------------
          CDN$18,000 (approximately US$13,300). During the three months ended June 30, 2004 and 2003, rent was $3,308 and $3,330, respectively.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE  6.  GOING  CONCERN
          --------------

          The accompanying consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the consolidated financial statements, the Company continues to incur operating losses and has incurred an operating loss of $106,059 for the three months ended June 30, 2004. In addition, the Company has an accumulated deficit of $2,360,460 as of June 30, 2004. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in it's subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully sell services and marketing programs, changes in our suppliers' or competitors' pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB for the year ended March 31, 2004 previously filed with the SEC.

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

Overview
--------

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

During the quarter ending September 30, 2004, the Company intends to re-organize and re-structure as follows:

a) Because the Company's corporate communications services are significantly different than its Subsidiary's business of providing television and internet services, and in order to focus on the television and internet services, the Company intends to "spin-off" or transfer all of its technology and corporate communications services assets and their business models and relationships to a wholly owned and to be newly incorporated subsidiary of the Company. In consideration for this asset transfer, the Company's subsidiary will issue newly issued shares of its common stock to the Company's shareholders in the same proportions as the shareholders of the Company currently own their shares. This transaction is to be completed in accordance with the U.S. Securities and Exchange Commission Rules and Regulations and the Securities Act of 1933.

b) The Company intends to issue up to an additional 12,000,000 shares as follows:
            i)     Converting the Macwin Investments Inc. debt into stock;
            ii)    Conversion of certain outstanding invoices into stock;
            iii)   Issue shares for industry expertise and relationships;
            iv)    Issue shares to an Investor for cash;
            v)     Issue shares for services rendered.

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

The Company's business model is to secure long term contracts from a building to provide basic service for a set monthly fee. This fee is to repay on a 4 to 5 year amortization the capital cost of the equipment and to pay the programming costs as they become due. The net revenue from individual subscribers for additional television packages and the internet is to pay general operating costs.

The Company continues to have discussions with the owners and managers of MDU buildings to provide to them the Company's services on initially a bulk basis and thereafter on an individual basis to the unit occupants thereof.

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission ("SEC") has defined a company's most critical accounting policies as those that are most important to the portrayal of its financial condition and the results of operations, and which require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions and conditions.

Revenue Recognition - Revenues are earned from television and Internet services pursuant to the contract referred to above.
Revenues are recognized over the period services are rendered and are invoiced at the beginning of the month for that month.

Deferred Financing Costs - These costs were incurred in connection with the issuance of the notes payable under the private placement memorandum dated August 1, 2003. They are being amortized on the straight-line basis over the term of the related note of thirty-six months.

Results of Operations
---------------------

Gross revenue for the three months ended June 30, 2004 was $21,587. There was no revenue for the comparable period ended June 30, 2003 as the Company entered into a 7 year contract effective November 1, 2003 to supply basic television service to 3 buildings having approximately 900 units. During the three month period ending March 31, 2004, the contract was extended to 12 years wherein the Company undertook to offer to the individual occupants of each unit internet service and additional packages of television programming. In order for the Company to provide these services, the Company undertook to upgrade the existing wiring in the complex, and to purchase additional equipment.

Operating costs represent payments to cable companies such as Discovery Network, CBC Newsworld and Much Music. These payments are based upon a negotiated fixed fee per subscriber. As of June 30, 2004, the Company had approximately 900 subscribers.

General and administrative expenses for the three months ended June 30, 2004 and 2003 were $91,359 and $71,025, respectively. Included in these expenses for both periods are primarily management fees paid to a Canadian company wholly owned by the spouse of one of the Company's directors. These fees totaled $55,125 and $53,956 for the three months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses between 2004 and 2003 was mainly due to professional fees, rent and to the additional expenses associated with its subsidiary Crown Networks, Inc. which began operations on November 1, 2003.

Interest expense of $6,680 for the three months ended June 30, 2004 relates primarily to the notes payable issued in connection with the private placement dated August 1, 2003. These notes payable are due through April 2007.

With the additional telecommunications equipment purchased in connection with the contract referred to above during the quarter ended December 31, 2003, depreciation increased to $5,305 for the three months ended June 30, 2004 from $1,510 during the three months ended June 30, 2003. Amortization of $15,859 during the three months ended June 30, 2004 relates to the expensing of a portion of the deferred financing costs incurred as a result of the issuance of the notes payable. Amortization for the three months June 30, 2003 was $0.

Liquidity and Capital Resources
-------------------------------

Cash used in operations increased from $65,167 during the three months ended June 30, 2003 to $87,030 for the three months ended June 30, 2004. The net loss increased during the current period by $33,524 caused mainly by an increase in amortization and depreciation.

Operations continue to be funded mainly by Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. The amounts funded by this company during the three months ended June 30, 2004 decreased to $22,011 from $156,699 during the three months ended June 30, 2003. Additional funding of $34,550 was provided by notes payable issued in connection with the private placement dated August 1, 2003.

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

The anticipated cost of the required wiring, equipment and contractor fees is approximately US$75,000. Funding from the two aforesaid arrangements is sufficient for this expenditure

Further the Company is in discussions with an institutional capital lease company to provide the Company with financing for its equipment purchases and installation and engineering costs.

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc. Also, the Company anticipates meeting some of its cash requirements for the next 12 month period from further shareholder advances, and from an existing private placement for approximately $66,000 and a future private placement of approximately $150,000 both pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to consultants and industry participants are sufficient to undertake the Company's plan of operation for the next fiscal year.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation  of  disclosure  controls  and  procedures:
------------------------------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Changes  in  internal  controls:
--------------------------------

Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit  No.     Description

     31               Certification by Principal Executive Officers
     32.1             Certification of Chief Executive Officer
     32.2             Certification of Chief Financial Officer

(b)  Reports on Form 8-K - none for this quarter.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   13 August, 2004            Crown International, Inc./FL


                                   By:  /s/  Alan Irwin
                                   ----------------------------------
                                   Alan Irwin
                                   President/Chief Executive Officer

                                   By:  /s/  Lorna Irwin
                                   -----------------------------------
                                   Lorna Irwin
                                   Chief Financial Officer