Form 10QSB
period 2004-09-30
CROWN INTERNATIONAL INC/FL
filed 2004-11-15
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

 80 RICHMOND ST. WEST , SUITE 1604 , TORONTO , ONTARIO , CANADA         M5H 2A4
          (Address of Principal Executive Offices)                    (Zip Code)

         Issuer's telephone number, including area code: (416) 866-8213


                                -----------------

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,963,900 shares of common stock, $.001 par value, were outstanding on September 30, 2004.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS

 Accounts receivable                            $       168
 Prepaid expenses                                     2,695
                                                ------------
    Total Current Assets                              2,863
                                                ------------

PROPERTY AND EQUIPMENT
 Office and computer equipment - net
  of accumulated depreciation of $27,279              2,910
 Telecommunications equipment net
  of accumulated depreciation of $12,827             93,787
                                                ------------
                                                     96,697
                                                ------------
OTHER ASSETS
 Deferred financing costs - net of
  accumulated amortization of $49,210               150,790
 Deposit                                                724
                                                ------------
    Total Other Assets                              151,514
                                                ------------
TOTAL ASSETS                                    $   251,074
                                                ============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                 $     3,466
 Current portion of notes payable                    32,221
 Accounts payable                                   138,226
                                                ------------
    Total Current Liabilities                       173,913

NOTES PAYABLE - LESS CURRENT PORTION                 81,356

DUE TO AFFILIATE                                  1,541,690
                                                ------------
    Total Liabilities                             1,796,959
                                                ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,963,900 issued and
  outstanding                                         3,964
 Additional paid-in capital                       1,112,916
 Accumulated other comprehensive income            (206,667)
 Deficit                                         (2,456,098)
                                                ------------
    Total Stockholders' Equity (Deficit)         (1,545,885)
                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $   251,074
                                                ============


Read accompanying Notes to Consolidated Financial Statements.

                            CROWN INTERNATIONAL, INC. & SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                         (UNAUDITED)


                                              Three Months                Six Months
                                           Ended September 30,        Ended September 30,
                                           2004          2003         2004          2003
                                        -----------  ------------  -----------  ------------

REVENUE                                 $   22,804   $         -   $   44,391   $         -
                                        -----------  ------------  -----------  ------------
EXPENSES
 Operating (exclusive of depreciation
  shown below)                               8,043             -       16,489             -
 General and administrative                 81,702        82,245      173,061       153,270
 Interest expense                            6,712             -       13,392             -
 Depreciation and amortization              21,985         1,510       43,146         3,020
                                        -----------  ------------  -----------  ------------

Total Expenses                             118,442        83,755      246,088       156,290
                                        -----------  ------------  -----------  ------------

NET (LOSS)                                 (95,638)      (83,755)    (201,697)     (156,290)

OTHER COMPREHENSIVE INCOME (LOSS)
 Foreign currency translation
  Adjustments                             (100,040)       24,540      (61,490)      (67,661)
                                        -----------  ------------  -----------  ------------

COMPREHENSIVE (LOSS)                    $ (195,678)  $   (59,215)  $ (263,187)  $  (223,951)
                                        ===========  ============  ===========  ============

(LOSS) PER SHARE                        $     (.02)  $      (.03)  $     (.05)  $      (.05)
                                        ===========  ============  ===========  ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      3,963,900     2,890,063    3,946,113     3,108,162
                                        ===========  ============  ===========  ============

          Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                               Six Months
                                           Ended September 30,
                                           2004          2003
                                        -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                             $ (201,697)  $  (156,290)
 Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:
    Depreciation and amortization           43,146         3,020
    Amortization of prepaid
     interest                                6,565          -
    Increase in deposit                          -          (724)
    Increase in accounts payable             7,513        10,074
                                        -----------  ------------

NET CASH (USED IN) OPERATING
 ACTIVITIES                               (144,473)     (143,920)
                                        -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of telecommunications
  equipment                                   (515)         -
                                        -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in amount due to affiliate      176,400       197,482
  Proceeds from note payable                34,550             -
  Repayment of notes payable                (8,410)            -
  Proceeds from issuance of common
   Stock                                         -        15,000
                                        -----------  ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                202,540       212,482
                                        -----------  ------------

EFFECT OF FOREIGN CURRENCY
 TRANSLATION                               (61,490)      (67,661)
                                        -----------  ------------

NET (DECREASE) INCREASE IN CASH             (3,938)          901

CASH - BEGINNING                               472           685
                                        -----------  ------------

CASH (CASH OVERDRAFT) - ENDING          $   (3,466)  $     1,586
                                        ===========  ============


          Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)



                                            Six Months
                                        Ended September 30,
                                         2004         2003
                                      -----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

  Cash paid during the period for:
   Interest                           $     8,596  $        -
                                      ===========  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Issuance of common shares with
   notes payable recorded as
   deferred financing costs           $    58,125  $        -
                                      ===========  ==========

  Prepaid interest recorded on
   notes payable                      $     3,455  $        -
                                      ===========  ==========


          Read accompanying Notes to Consolidated Financial Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

          These consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary, Crown Networks, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

          DEFERRED FINANCING COSTS
          ------------------------

          Costs incurred relating to the issuance of the notes payable are being amortized on the straight-line basis over the term of the related note.

          REVENUE RECOGNITION
          -------------------

          Revenues for telecommunication services are recognized over the period services are provided. The services are invoiced at the beginning of the month for that month.

          COMPREHENSIVE INCOME (LOSS)
          ---------------------------

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of changes in stockholders' equity resulting from non-owner sources. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss). For the Company, other comprehensive income (loss) is comprised entirely of foreign currency translation adjustments.

          FOREIGN CURRENCY TRANSLATION
          ----------------------------

          These financial statements have been presented in U.S. dollars. The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiary is

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          FOREIGN CURRENCY TRANSLATION(CONTINUED)
          ---------------------------------------

          the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the consolidated balance sheet date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in the other comprehensive loss) in stockholders' equity (deficit).

          (LOSS) PER SHARE
          ----------------

          (Loss) per share is computed by dividing net (loss) for the period by the weighted average number of shares outstanding for the period.

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

NOTE 3.   NOTES PAYABLE
          --------------

          During the six months ended September 30, 2004, the Company issued an additional note payable to a Canadian shareholder for CDN$51,150 (US$38,005). The note is payable in thirty-six monthly installments of CDN$1,340

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 3.   NOTES PAYABLE (CONTINUED)
          -------------------------

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

NOTE 4.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of September 30, 2004, 3,963,900 common shares were issued and outstanding.

          On August 1, 2003, the Company issued a private placement memorandum for the offering of a maximum of fifty units consisting of a note for CDN$5,000 (US$3,800) and 25,000 common shares under Rule 506 of Regulation D of the Securities Act of 1933. The offering expired April 27, 2004 but was informally extended to July 31, 2004. During the six months ended September 30, 2004, 9.3 units were sold for CDN$51,150 (US$38,005) including the 10% interest bonus (Note 3).

NOTE 5.   RELATED PARTY TRANSACTIONS
          ----------------------------

          DUE TO AFFILIATE
          ----------------

          The Company receives funding for working capital purposes and to pay for general and administrative expenses from a

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 5.   RELATED PARTY TRANSACTIONS (CONTINUED)
          --------------------------------------

          DUE TO AFFILIATE (CONTINUED)
          ----------------------------

          Canadian company wholly-owned by the spouse of one of the Company's directors. As of September 30, 2004, the amount due this company was $1,541,690. The amount due does not bear interest and has no fixed term for repayment.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the six months ended September 30, 2004 and 2003:

          Management  Fees  -  On  April  1,  2000,  the  Company entered into a
          ----------------
          management agreement to provide administrative, professional and marketing services for a yearly fee of CDN$300,000 (approximately US$222,000). The agreement can be terminated upon thirty days written notice. During the six months ended September 30, 2004 and 2003, management fees were $112,575 and $108,700, respectively.

          Office  Rent - The Company leased office space for an annual rental of
          ------------
          CDN$18,000 (approximately US$13,300). During the six months ended September 30, 2004 and 2003, rent was $6,755 and $6,520, respectively.

NOTE 6.   GOING CONCERN
          --------------

          The accompanying consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the consolidated financial statements, the Company continues to incur operating losses and has incurred an operating loss of $201,697 for the six months ended September 30, 2004. In addition, the Company has an accumulated deficit of $2,456,098 as of September 30, 2004. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 6.   GOING CONCERN (CONTINUED)
          -------------------------

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

NOTE 7.   SUBSEQUENT EVENTS
          ------------------

          On October 15, 2004, the Company entered into a sale/leaseback of telecommunications equipment with a financial institution in exchange for CDN$30,000 (approximately US$24,000). The lease calls for 60 monthly payments of principal and interest of CDN$700 (approximately US$560) secured by the telecommunications equipment.

          On October 22, 2004, the Company issued a Promissory Note to the same financial institution referred to above for the principal sum of CDN$270,000 (approximately US$216,000). The note bears interest at 14% per annum and is due in 60 monthly payments of principal and interest of CDN$6,300 (approximately US$5,040). The loan is secured by an assignment of a Communications Service Agreement, a Security Agreement in specific assets related to the Communications Agreement and a guarantee by the related party referred to in Note 5. CDN$120,000 (approximately US$96,000) was advanced on October 22, 2004 and CDN$150,000 (approximately US$120,000) is to be

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 7.   SUBSEQUENT EVENTS (CONTINUED)
          -----------------------------

     advanced on November 16, 2004. As a facility fee the Company shall, upon completion of this financing, issue to the Financial Institution 200,000 restricted common shares of the Company at a value of US$.025 per share, provided that if the final advance is not completed the number of shares issued shall be reduced to 100,000. All documentation is being held in escrow pending the November 16th advance, failure of which will result in the return and alteration of some documents. Upon maturity or payout of the Lease and Note, the Company must repurchase the secured equipment for the sum of CDN$61,100 (approximately US$48,880).

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

Overview
--------

Crown International, Inc. is a Florida Corporation, registered with the United States Securities and Exchange Commission. Crown Networks, Inc. is a Florida Corporation wholly owned by Crown International, Inc., and Crown Networks Inc. (an Ontario Corporation) is wholly owned by Crown Networks, Inc. (the Florida Corporation). (Herein these corporations are individually or collectively referred to as "Crown" or "Company").

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

During the quarter ending December 31, 2004, the Company intends to re-organize and re-structure as follows:

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

Critical  Accounting  Policies  and  Estimates
----------------------------------------------

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

Results  of  Operations
-----------------------

Gross revenue for the three and six months ended September 30, 2004 was $22,804 and $44,391, respectively. There was no revenue for the comparable period ended September 30, 2003 as the Company entered into a 7 year contract effective November 1, 2003 to supply basic television service to 3 buildings having approximately 900 units. During the three month period ending March 31, 2004, the contract was extended to 12 years wherein the Company undertook to offer to the individual occupants of each unit internet service and additional packages of television programming. In order for the Company to provide these services, the Company undertook to upgrade the existing wiring in the complex, and to purchase additional equipment.

Operating costs represent payments to cable companies such as Discovery Network, CBC Newsworld and Much Music. These payments are based upon a negotiated fixed fee per subscriber. As of September 30, 2004, the Company had approximately 900 subscribers.

General and administrative expenses for the six months ended September 30, 2004 and 2003 was $173,061 and $153,270 respectively. Included in these expenses for both periods are primarily management fees paid to a Canadian company wholly owned by the spouse of one of the Company's directors. These fees totaled $112,575 and $108,700 for the six months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses between 2004 and 2003 was mainly due to professional fees, rent and to the additional expenses associated with its subsidiary Crown Networks, Inc. which began operations on November 1, 2003.

Interest expense of $13,392 for the six months ended September 30, 2004 relates primarily to the notes payable issued in connection with the private placement dated August 1, 2003. These notes payable are due through April 2007.

With the additional telecommunications equipment purchased in connection with the contract referred to above during the quarter ended December 31, 2003, depreciation increased to $10,620 for the six months ended September 30, 2004 from $3,020 during the six months ended September 30, 2003. Amortization of $32,526 during the six months ended September 30, 2004 relates to the expensing of a portion of the deferred financing costs incurred as a result of the issuance of the notes payable. Amortization for the six months September 30, 2003 was $0.

Liquidity  and  Capital  Resources
----------------------------------

Cash used in operations increased from $143,920 during the six months ended September 30, 2003 to $144,473 for the six months ended September 30, 2004. The net loss increased during the current period by $45,407 caused mainly by an increase in amortization and depreciation, interest expense and additional expenses associated with its subsidiary Crown Networks, Inc.

Operations continue to be funded mainly by Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. The amounts funded by this company during the six months ended September 30, 2004 decreased to $176,400 from $197,482 during the six months ended September 30, 2003.

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

On October 15, 2004, the Company entered into a Lease with Equitable Lease Corporation which was immediately assigned to Forbes/Hutton Financial Corp. The lease is for the principal amount of CDN$30,000 with blended monthly payments of CDN $700.00 for 60 months and is secured by television delivery equipment currently installed.

On October 22, 2004, the Company entered into a Promissory Note with Forbes/Hutton Financial Corp. for the principal sum of CDN$270,000 bearing interest at the rate of 14% per annum and repayable in blended monthly payments of CDN$6,300 for 60 months. This loan is secured by an assignment of a Communications Service Agreement, a Security Agreement in specific assets related to the Communications Agreement and a guarantee by Macwin Investments, Inc. CDN$120,000 was advanced on October 22, 2004 and CDN$150,000 is to be advanced on November 16, 2004. As a facility fee the Company shall, upon completion of this financing, issue to the Financial Institution 200,000 restricted common shares of the Company at a value of US$.025 per share, provided that if the final advance is not completed the number of shares issued shall be reduced to 100,000. All documentation is being held in escrow pending the November 16th advance, failure of which will result in the return and alteration of some documents.

Upon maturity or payout of the Lease and Note discussed above, the Company must re-purchase the secured equipment for the sum of CDN$61,100.

The Company does not anticipate having any employees in the next fiscal year. However, the Company's access to consultants and industry participants are sufficient to undertake the Company's plan of operation for the next fiscal year.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:
------------------------------------------------

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

(b) Reports on Form 8-K - Filed 10 August, 2004 - Change in Registrant's Certifying Accountant


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   12 November, 2004        Crown International, Inc./FL

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