Form 10QSB
period 2004-12-31
CROWN INTERNATIONAL INC/FL
filed 2005-02-22
CIK 1125782

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                              ___________________


                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,  2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NO.: 000-31915

                              ___________________


                          CROWN INTERNATIONAL, INC./FL
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                       65-0716874
         (State of Incorporation)                         (IRS Employer ID. No.)

80 RICHMOND ST. WEST , SUITE 1604 , TORONTO , ONTARIO            M5H 2A4
                      CANADA
      (Address of Principal Executive Offices)                  (Zip Code)

         Issuer's telephone number, including area code: (416) 866-8213


                              ___________________


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,963,900 shares of common stock, $.001 par value, were outstanding on December 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [x]


PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS    - PAGES 2 TO 12

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (UNAUDITED)

                             ASSETS
                             ------
CURRENT ASSETS
  Cash                                              $    26,438
  Accounts receivable                                       710
  Prepaid expenses                                        1,839
                                                    ------------
      Total Current Assets                               28,987
                                                    ------------

PROPERTY AND EQUIPMENT
  Office and computer equipment - net
    of accumulated depreciation of $28,788                1,401
  Telecommunications equipment net
    of accumulated depreciation of $12,450               86,950
                                                    ------------
                                                         88,351
                                                    ------------
OTHER ASSETS
  Deferred financing costs - net of
    accumulated amortization of $3,000                   69,000
  Deposits                                                6,580
  Deferred loss on sale-leaseback                        46,843
                                                    ------------
      Total Other Assets                                122,423
                                                    ------------
TOTAL ASSETS                                        $   239,761
                                                    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ----------------------------------------------

CURRENT LIABILITIES
  Current portion of note payable                   $    34,253
  Current portion of capital lease obligation             3,775
  Accounts payable                                      190,499
                                                    ------------
      Total Current Liabilities                         228,527
                                                    ------------

LONG-TERM LIABILITIES
  Note payable - less current portion                   184,588
  Capital lease obligation - less current portion        71,257
  Due to affiliate                                    1,668,103
                                                    ------------
      Total Long-term Liabilities                     1,923,948
                                                    ------------
      Total Liabilities                               2,152,475
                                                    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value, 50,000,000
    shares authorized, 3,963,900 issued and
    outstanding                                           3,964
  Additional paid-in capital                          1,112,916
  Accumulated other comprehensive income               (304,804)
  Deficit                                            (2,724,790)
                                                    ------------
      Total Stockholders' Equity (Deficit)           (1,912,714)
                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                  $   239,761
                                                    ============

  Read accompanying Notes to Condensed Consolidated Financial
                         Statements.

                           CROWN INTERNATIONAL, INC. & SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                        (UNAUDITED)


                                              Three Months               Nine Months
                                            Ended December 31,       Ended December 31,
                                            2004         2003         2004         2003
                                            ----         ----         ----         ----

REVENUE                                  $   24,740   $   13,294   $   69,131   $   13,294
                                         -----------  -----------  -----------  -----------

EXPENSES
  Operating (exclusive of depreciation
    shown below)                             13,700        5,549       30,189        5,549
  General and administrative                 97,970       89,492      271,031      242,762
  Interest expense                           21,453        1,431       34,845        1,431
  Depreciation and amortization             160,309        7,843      203,455       10,863
                                         -----------  -----------  -----------  -----------

      Total Expenses                        293,432      104,315      539,520      260,605
                                         -----------  -----------  -----------  -----------

NET (LOSS)                                 (268,692)     (91,021)    (470,389)    (247,311)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation
    Adjustments                             (98,137)     (54,119)    (159,627)    (121,780)
                                         -----------  -----------  -----------  -----------

COMPREHENSIVE (LOSS)                     $ (366,829)  $ (145,140)  $ (630,016)  $ (369,091)
                                         ===========  ===========  ===========  ===========

(LOSS) PER SHARE                         $     (.07)  $     (.03)  $     (.12)  $     (.08)
                                         ===========  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                      3,963,900    3,431,291    3,952,064    3,216,264
                                         ===========  ===========  ===========  ===========

          Read accompanying Notes to Condensed Consolidated Financial Statements.

            CROWN INTERNATIONAL, INC. & SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)


                                                Nine Months
                                            Ended December 31,
                                             2004         2003
                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                              $ (470,389)  $ (247,311)
  Adjustments to reconcile net (loss)
    to net cash (used in) operating
    activities:
      Depreciation and amortization          203,455       10,863
      Amortization of prepaid interest        20,649            -
      Loss on sale-leaseback of
        equipment                              1,827            -
      Amortization of deferred loss
        on sale-leaseback                      2,037            -
      (Increase) decrease in:
        Accounts receivable                     (710)           -
        Prepaid expenses                      (1,839)      (8,326)
        Deposits                              (5,856)        (724)
      Increase (decrease) in accounts
        payable                                 (214)      18,084
                                          -----------  -----------
NET CASH (USED IN) OPERATING
  ACTIVITIES                                (251,040)    (227,414)
                                          -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of telecommunications
    equipment                                   (515)     (19,255)
                                          -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in amount due to affiliate      302,813      288,362
    Proceeds from notes payable              250,550       66,880
    Repayment of notes payable              (127,634)      (1,931)
    Payment of deferred financing costs      (12,000)           -
    Proceeds from sale-leaseback of
      telecommunications equipment            24,000            -
    Repayment of capital lease
      obligation                                (581)           -
    Proceeds of issuance of common
      stock                                        -       15,000
                                          -----------  -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                 437,148      368,311
                                          -----------  -----------
EFFECT OF FOREIGN CURRENCY
  TRANSLATION                               (159,627)    (121,780)
                                          -----------  -----------
NET INCREASE (DECREASE) IN CASH               25,966         (138)
CASH - BEGINNING                                 472          685
                                          -----------  -----------
CASH - ENDING                             $   26,438   $      547
                                          ===========  ===========

  Read accompanying Notes to Condensed Consolidated Financial
                         Statements.

          CROWN INTERNATIONAL, INC. & SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       (UNAUDITED)


                                            Nine Months
                                         Ended December 31,
                                          2004        2003
                                          ----        ----

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

    Cash paid during the period for:
      Interest                         $   32,808  $    1,431
                                       ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

    Issuance of common shares with
      notes payable recorded as
      deferred financing costs.        $   58,125  $  100,000
                                       ==========  ==========

    Prepaid interest recorded on
      notes payable.                   $    3,455  $        -
                                       ==========  ==========

    Deferred financing costs included
      in accounts payable.             $   60,000  $        -
                                       ==========  ==========

    Capital lease obligation incurred
    from sale-leaseback of
    telecommunications equipment.      $   24,000  $        -
                                       ==========  ==========

    Deferred loss on sale-leaseback.   $   48,880  $        -
                                       ==========  ==========

    Purchase of telecommunications
      equipment included in accounts
      payable.                         $       -   $   42,562
                                       ==========  ==========

 Read accompanying Notes to Condensed Consolidated Financial
                       Statements.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



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

          PRINCIPLES  OF  CONSOLIDATION
          -----------------------------

          These consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary,

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          -----------------------------------------------------

          PRINCIPLES  OF  CONSOLIDATION  (CONTINUED)
          -----------------------------------------

          Crown Networks, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

          DEFERRED  FINANCING  COSTS
          --------------------------

          Costs incurred relating to the issuance of notes payable are being amortized on the straight-line basis over the term of the related note.

          REVENUE  RECOGNITION
          --------------------

          Revenue for telecommunication services are recognized over the period services are provided. The services are invoiced at the beginning of the month for that month.

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

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
          ----------------------------------------------------------

          FOREIGN  CURRENCY  TRANSLATION(CONTINUED)
          -----------------------------------------

          consolidated balance sheet date with revenue and expense transactions translated using average exchange rates prevailing during the period. Exchange gains and losses arising on this translation are excluded from the determination of income and reported as foreign currency translation adjustment (which is included in other comprehensive loss) in stockholders' equity (deficit).

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

NOTE  3.  NOTES  PAYABLE
          --------------

          On October 22, 2004, the Company issued a promissory note to a financial institution for the principal sum of CDN$270,000 (approximately US$216,000). The note bears interest at 14% per annum and is due in 60 monthly payments of principal and interest of CDN$6,300 (approximately US$5,040) due by November 15, 2009. The loan is collateralized by an assignment of a

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



NOTE  3.  NOTES  PAYABLE  (CONTINUED)
          --------------------------

          Communications Service Agreement, a Security Agreement in specific assets related to the Communications Agreement and a guarantee by the related party referred to in Note 6. As a facility fee, the Company has undertaken to issue and deliver 200,000 restricted common shares valued at US$50,000 of the Company. The amount of the facility fee has been recorded in accounts payable as the common shares have not yet been issued. Total deferred financing costs incurred of US$60,800 are being amortized over the term of the loan.

          During the nine months ended December 31, 2004, the Company issued an additional note payable to a Canadian shareholder for CDN$51,150 (US$38,005). The note is payable in thirty-six monthly installments of CDN$1,340 (US$996) including interest at 12% per annum with a balloon payment of approximately US$11,213 due April 2007. The note payable includes an "interest bonus" equal to 10% of the note proceeds. The interest bonus is expensed over the term of the related note and the unexpensed portion is applied against the balance of notes payable. As additional consideration, the Company issued 232,500 common shares. The common shares were recorded as deferred financing costs at a value of US$.25 per share (the price at which common shares were last issued for cash) for a total of $58,125. The note payable is collateralized by telecommunications equipment and an assignment of the Company's interest in a Communications Service Agreement.

          The balance due on the notes in the preceding paragraph and other notes payable totaling CDN$144,876 (US$122,436) were repaid from the proceeds of the CDN$270,000 note payable referred to above. The unamortized balance of deferred financing costs of US$150,790 relating to these notes payable were expensed.

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE  4.  CAPITAL  LEASE  OBLIGATION
          --------------------------

          On October 15, 2004, the Company entered into a sale/leaseback of telecommunications equipment with a financial institution in exchange for CDN$30,000 (approximately US$24,000 which approximates the net book value of the equipment on the date of the transaction). The lease calls for 60 monthly payments of principal and interest of CDN$700(approximately US$560) collateralized by the telecommunications equipment. As a facility fee, the Company has undertaken to issue and deliver 40,000 restricted common shares, valued at US$10,000, of the Company. The amount of the facility fee has been recorded in accounts payable as the common shares have not yet been issued. Total deferred financing costs incurred of US$11,200 are being amortized over the term of the loan. Upon maturity or payout of the lease, the Company must repurchase the secured equipment for the sum of CDN$61,100 (approximately US$48,880). The repurchase amount has been recorded as a deferred loss on the sale-leaseback and is being amortized as interest expense over the term of the lease. Amortization recorded as interest expense for the three months ended December 31, 2004 was $2,037.

          Following is a schedule of future minimum lease payments due under the capital lease:

December 31,                       Amount
--------------------------------  --------
  2005                            $ 6,972
  2006                              6,972
  2007                              6,972
  2008                              6,972
  2009                             54,690
                                  --------

    Total future payments          82,578
    Amount representing interest   (7,546)
                                  --------

    Present value of minimum
    lease payments                $75,032
                                  ========

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE  4.  CAPITAL  LEASE  OBLIGATION  (CONTINUED)
          --------------------------------------

          Total interest expense on the capital lease obligation for the nine months ended December 31, 2004 was $583.

NOTE  5.  CAPITAL  STOCK
          --------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2004, 3,963,900 common shares were issued and outstanding.

          On August 1, 2003, the Company issued a private placement memorandum for the offering of a maximum of fifty units consisting of a note for CDN$5,000 (US$3,800) and 25,000 common shares under Rule 506 of Regulation D of the Securities Act of 1933. The offering expired April 27, 2004 but was informally extended to July 31, 2004. During the nine months ended December 31, 2004, 9.3 units were sold for CDN$51,150 (US$38,005) including the 10% interest bonus (Note 3).


NOTE  6.  RELATED  PARTY  TRANSACTIONS
          ----------------------------

          DUE  TO  AFFILIATE
          ------------------

          The Company receives funding for working capital purposes and to pay for general and administrative expenses from a Canadian company wholly-owned by the spouse of one of the Company's directors. As of December 31, 2004, the amount due this company was $1,668,103. The amount due does not bear interest and has no fixed term for repayment.

          In addition, the Company engaged in various transactions with this Canadian company summarized as follows for the three months ended December 31, 2004 and 2003:

          Management  Fees  -  On  April  1,  2000,  the  Company entered into a
          ----------------
          management  agreement  to  provide  administrative,

                     CROWN INTERNATIONAL, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE  6.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)
          ----------------------------------------

          DUE  TO  AFFILIATE  (CONTINUED)
          ------------------------------

          professional and marketing services for a yearly fee of CDN$300,000 (approximately US$222,000). The agreement can be terminated upon thirty days written notice. During the nine months ended December 31, 2004 and 2003, management fees were $162,435 and $165,700 respectively.

          Office Rent - The Company leased office space for an annual rental of CDN$18,000 (approximately US$13,300). During the nine months ended December 31, 2004 and 2003, rent was $10,495 and $11,050, respectively.

NOTE  7.  GOING  CONCERN
          --------------

          The accompanying consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the consolidated financial statements, the Company continues to incur operating losses and has incurred an operating loss of $470,389 for the nine months ended December 31, 2004. In addition, the Company has an accumulated deficit of $2,724,790 as of December 31, 2004. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in it's subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During  the  quarter ending   March 31, 2005, the Company intends to re-organize
and  re-structure  as  follows:

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

Management's objective is that each building be a profit centre. For multi dwelling unit buildings, Crown's goal is to enter into contracts to provide them for a period up to approximately 10 years with its television and internet services and where each building will contain between approximately 300 to 800 units. In addition, Crown projects revenue from systems supplied to other MDU facilities such as hotels, hospitals, retirement complexes and institutions, as well as from telephony and security systems and other information and communications services.

With the building owners or management companies, the Company intends to enter into an Agreement for a period up to approximately 10 years to provide to the building and its occupants' television and internet services. In most cases a bulk contract will be executed where the Company intends to provide its services to an entire building without the Company having a contractual relationship with the occupants of the individual units. With a bulk contract , the contracting party is the building owner or the condominium corporation. In addition the Company may solicit work orders from individual occupants to provide additional services.

The Company is also in discussions with various other providers, contractors and engineers in an effort to increase the Company's packages, offerings, service and the Company's subscriber base with co-marketing joint ventures.

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

The Company's goal is that its overall financial results will be a multiple of the profit for each building. In the opinion of Crown's Management, there are sufficient direct and personal relationships with property owners and property management companies to achieve the Company's expected results.

Initially the Company plans to launch in the Toronto, Canada area and then pursue opportunities in the remainder of Canada and in the United States.

Management's network of industry participants has experience and relationships in the television and internet services sector in the United States.

The Company's business model is to secure long term contracts from a building to provide basic service for a set monthly fee. This fee is to repay on a 3 to 5 year amortization of the capital cost of the equipment and to pay the programming costs as they become due. The net revenue from individual subscribers for additional television packages and the internet is to pay general operating costs.

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

Deferred Financing Costs - Costs incurred in connection with the issuance of the note payable and the capital lease obligation are being amortized on the straight-line basis over the term of the related note and lease of sixty months.

Deferred Loss on Sale-Leaseback - Under the terms of a sale-leaseback agreement, the Company is required to repurchase the leased equipment upon maturity or payout. The repurchase amount has been recorded as a deferred loss and is being amortized as interest expense.

Results of Operations
---------------------

The Company supplies basic television service to 3 buildings having approximately 900 units. Gross revenue for the three and nine months ended December 31, 2004 was $24,740 and $69,131, respectively. Revenue for the comparable periods ended December 31, 2003 was $13,294. Because the Company entered into a 7 year contract effective November 1, 2003, the comparable period only represents revenue for two months. During the three month period ending March 31, 2004, the contract was extended to 12 years wherein the Company undertook to offer to the individual occupants of each unit internet service and additional packages of television programming. In order for the Company to provide these services, the Company undertook to upgrade the existing wiring in the complex, and to purchase additional equipment.

Operating costs represent payments to cable companies such as Discovery Network, CBC Newsworld and Much Music. These payments are based upon a negotiated fixed fee per subscriber. As of December 31, 2004, the Company had approximately 900 subscribers.

General and administrative expenses for the nine and three months ended December 31, 2004 were $271,031 and $97,970, respectively. For the comparable period ended December 31, 2003, general and administrative expenses were $242,762 and $89,492, respectively. Included in these expenses for both nine and three month periods are primarily management fees paid to a Canadian company wholly owned by the spouse of one of the Company's directors. These fees totaled $162,435 and $165,700 for the nine months ended December 31, 2004 and 2003, respectively and $49,860 and $46,020 for the three months ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses between 2004 and 2003 was mainly due to professional fees, rent and to the additional expenses associated with its subsidiary Crown Networks, Inc. which began operations on November 1, 2003.

Interest expense of $34,845 and $21,453 for the nine and three months ended December 31, 2004, respectively relates primarily to the notes payable issued in connection with the private placement dated August 1, 2003 (paid during the quarter ended December 31, 2004) and to the recently issued note payable and capital lease obligation. The new note payable and capital lease obligation are due October 2009. For the nine and three months ended December 31, 2003, interest expense was $1,431 and also related to the notes payable issued in connection with the private placement dated August 1, 2003. Interest expense was small as the notes were issued late in the quarter of December 2003.

With the additional telecommunications equipment purchased in connection with the contract referred to above during the quarter ended December 31, 2003, depreciation increased to $17,139 and $6,519 for the nine and three months ended December 31, 2004, respectively from $6,002 and $2,982 during the nine and three months ended December 31, 2003. Amortization of $186,316 and $153,790 during the nine and three months ended December 31, 2004 primarily relates to the expensing in full of the unamortized balance of deferred financing costs incurred as a result of the issuance of the notes payable pursuant to the private placement dated August 1, 2003. These notes payable were repaid during the quarter ended December 31, 2004. Amortization for the nine and three months ended December 31, 2003 was $4,861. Amortization expense was small as the related notes were issued late in the quarter of December 2003.


Liquidity and Capital Resources
-------------------------------

Cash used in operations increased from $227,414 during the nine months ended December 31, 2003 to $251,040 for the nine months ended December 31, 2004. The net loss increased during the current period by $223,078 caused mainly by an increase in amortization and depreciation, interest expense and additional expenses associated with its subsidiary Crown Networks, Inc.

Operations continue to be funded mainly by Macwin Investments Inc., an Ontario, Canada Corporation owned by Lorna Irwin, spouse of Company Director, Alan Irwin. The amounts funded by this company during the nine months ended December 31, 2004 increased to $302,813 from $288,362 during the nine months ended December 31, 2003. In addition, during the quarter ended December 31, 2004, the balance of the notes payable of $122,436 issued pursuant to the private placement dated August 1, 2003 were repaid from proceeds of a new note payable of Cdn$270,000 (US$216,000) issued October 2004.

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

The anticipated cost of the required wiring, equipment and contractor fees is approximately US$75,000. Funding from the two aforesaid arrangements is sufficient for this expenditure

The accompanying consolidated financial statements have been presented on the basis of the continuation of the Company as a going concern. As reflected in the consolidated financial statements, the Company continues to incur operating losses and has incurred an operating loss of $470,389 for the nine months ended December 31, 2004. In addition, the Company has an accumulated deficit of $2,724,790 as of December 31, 2004. These conditions create an uncertainty as to the Company's ability to continue as a going concern. With the Company's investment in it's subsidiary Crown Networks, Inc. to provide Internet and television services to residential multi-dwelling unit facilities, management believes that it will be able to become successful and profitable. The ability of the Company to continue as a going concern is dependent upon the success of this action. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To date the Company has been funded from shareholders advances and advances from Macwin Investments Inc. Also, the Company anticipates meeting some of its cash requirements for the next 12 month period from further shareholder advances, and from a future private placement of approximately $250,000 both pursuant to exemption provided by Rule 506 of Regulation D as published by the Securities and Exchange Commission.

Further the Company is in discussions with a financial institution to provide debt financing secured by the revenue stream of future and current individual subscribers for the Company's services.

During the quarter ending March 31, 2005, the Company anticipates increased revenue from individual subscribers for various television packages being offered by the Company and possibly from internet services.

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


Date:  February 22, 2005           Crown International, Inc./FL

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